Form 10-Q
period 2000-09-30
CORECOMM LTD /DE/
filed 2000-11-14
CIK 1121884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File No. 000-31359


                                CORECOMM LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    23-3032245
            --------                                    ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)




110 East 59th Street, New York, New York                                  10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (212) 906-8440
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No
                                 -----     -----

The number of shares outstanding of the issuer's common stock as of September 30, 2000 was 72,024,560.

                                      Index


PART I.  FINANCIAL INFORMATION                                              Page

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets -
             September 30, 2000 and December 31, 1999 .......................  2

             Condensed Consolidated Statements of Operations -
             Three and nine months ended September 30, 2000 and 1999  .......  3

             Condensed Consolidated Statement of Shareholders' Equity -
             Nine months ended September 30, 2000  ..........................  4

             Condensed Consolidated Statements of Cash Flows -
             Nine months ended September 30, 2000 and 1999  .................  5

             Notes to Condensed Consolidated Financial Statements ...........  6

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition ............................  14

Item 3.      Quantitative and Qualitative Disclosures about Market Risk ....  22


PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders  ..........  24

Item 6.      Exhibits and Reports on Form 8-K ..............................  24

SIGNATURES   ...............................................................  26

                        CoreComm Limited and Subsidiaries


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        CoreComm Limited and Subsidiaries
                      Condensed Consolidated Balance Sheets



                                                                   September 30,        December 31,
                                                                        2000                1999
                                                                  ---------------     --------------
                                                                    (Unaudited)         (See Note)
Assets
Current assets:
   Cash and cash equivalents                                      $    34,961,000     $   86,685,000
   Marketable securities                                               15,587,000         92,041,000
   Accounts  receivable-trade,  less allowance for
     doubtful  accounts of $9,174,000 (2000)
     and $3,949,000 (1999)                                             39,924,000          7,875,000
   Due from NTL Incorporated                                            1,814,000            195,000
   Other                                                               16,244,000          5,791,000
                                                                  ---------------     --------------
Total current assets                                                  108,530,000        192,587,000

Fixed assets, net                                                     171,174,000         90,619,000
Goodwill, net of accumulated amortization of
  $14,568,000 (2000) and $7,262,000 (1999)                            370,261,000         57,888,000
LMDS license costs                                                     25,366,000         25,366,000
Other, net of accumulated amortization
  of $5,363,000 (2000) and $2,202,000 (1999)                          438,924,000         25,643,000
                                                                  ---------------     --------------
                                                                  $ 1,114,255,000       $392,103,000
                                                                  ===============     ==============
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                $    52,694,000     $   13,851,000
  Accrued expenses                                                     75,702,000         32,215,000
  Equipment payable                                                             -          4,702,000
  Current portion of long-term debt and capital
    lease obligations                                                  24,346,000         19,127,000
  Deferred revenue                                                     13,941,000          1,400,000
                                                                  ---------------     --------------
Total current liabilities                                             166,683,000         71,295,000

Long-term debt                                                        356,759,000        179,318,000
Capital lease obligations                                               5,984,000         14,564,000

Commitments and contingent liabilities

Shareholders' equity:
  Series preferred stock - $.01 par value,
   authorized 5,000,000 shares:
     Series A, liquidation  preference  $50,024,000;
       issued and outstanding  50,000 (2000)
       and none (1999) shares                                                   -                  -
     Series B, liquidation preference  $250,074,000;
       issued and outstanding 250,000 (2000) and
       none (1999) shares                                                   3,000                  -
     Series C,  none issued or outstanding                                      -                  -
  Common stock - $.01 par value, authorized
    200,000,000 shares; issued and outstanding
    72,025,000 (2000) and 38,556,000 (1999) shares                        720,000            386,000
Additional paid-in capital                                            912,539,000        246,319,000
Deferred non-cash compensation                                        (24,870,000)                 -
(Deficit)                                                            (292,989,000)      (119,779,000)
                                                                  ---------------     --------------
                                                                      595,403,000        126,926,000
Treasury stock at cost, 1,329,000 shares                              (10,574,000)                 -
                                                                  ---------------     --------------
                                                                      584,829,000        126,926,000
                                                                  ---------------     --------------
                                                                  $ 1,114,255,000     $  392,103,000
                                                                  ===============     ==============

Note: The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date. See accompanying notes.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended September 30,           Nine Months Ended September 30,
                                                         2000             1999                       2000             1999
                                                    -------------    -------------             --------------    -------------

Revenues                                            $  18,263,000    $  21,107,000             $   56,619,000    $  37,139,000

Costs and expenses
Operating                                              25,746,000       23,374,000                 77,446,000       37,524,000
Selling, general and administrative                    23,123,000       24,205,000                 72,044,000       43,725,000
Corporate                                               3,363,000        2,346,000                  8,559,000        6,489,000
Non-cash compensation                                   3,234,000        1,056,000                 35,420,000        1,056,000
Nonrecurring charges                                     (243,000)               -                    775,000                -
Depreciation                                            7,389,000        4,964,000                 19,494,000        6,674,000
Amortization                                            3,477,000        3,833,000                  9,812,000        5,005,000
                                                    -------------    -------------             --------------    -------------
                                                       66,089,000       59,778,000                223,550,000      100,473,000
                                                    -------------    -------------             --------------    -------------
Operating (loss)                                      (47,826,000)     (38,671,000)              (166,931,000)     (63,334,000)

Other income (expense)
Interest income and other, net                          1,626,000          546,000                  5,476,000        3,416,000
Interest expense                                       (3,900,000)      (1,351,000)               (11,434,000)      (1,569,000)
                                                    -------------    -------------             --------------    -------------
(Loss) before income tax provision                    (50,100,000)     (39,476,000)              (172,889,000)     (61,487,000)
Income tax provision                                      (49,000)        (274,000)                  (321,000)        (839,000)
                                                    -------------    -------------             --------------    -------------
Net (loss)                                          $ (50,149,000)   $ (39,750,000)            $ (173,210,000)   $ (62,326,000)
                                                    =============    =============             ==============    =============

Basic and diluted net (loss) per share                     $(1.24)          $(1.08)                    $(4.35)          $(1.90)
                                                    =============    =============             ==============    =============


See accompanying notes.

            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)



                                                   Series A        Series B Preferred
                                                Preferred Stock          Stock                 Common Stock          Additional
                                                ---------------    ------------------    ----------------------       Paid-In
                                                Shares     Par      Shares     Par          Shares        Par         Capital
                                                ---------------    ------------------    ----------------------    ------------
Balance, December 31, 1999                                                               38,556,000    $386,000    $246,319,000
Exercise of stock options                                                                 1,605,000      16,000      12,170,000
Exercise of warrants                                                                         35,000           -         276,000
Common stock issued for acquisitions                                                     31,829,000     318,000     333,011,000
Preferred stock issued for an acquisition                          250,000    $ 3,000                               199,997,000
Preferred stock issued for cash                 50,000    $   -                                                      50,000,000
Accreted dividends on preferred stock                                                                                   (98,000)
Deferred non-cash compensation                                                                                       60,290,000
Non-cash compensation expense
Common stock issued for acquisition and
   returned to treasury, at cost                                                                                     10,574,000
Net (loss) for the nine months ended
   September 30, 2000
                                                ---------------    ------------------    ----------------------    ------------
Balance, September 30, 2000                     50,000    $   -    250,000    $ 3,000    72,025,000    $720,000    $912,539,000
                                                ======    =====    =======    =======    ==========    ========    ============




                                                 Deferred                              Treasury Stock
                                                 Non-Cash                        --------------------------
                                                Compensation       (Deficit)       Shares         Amount
                                                ------------    -------------    --------------------------
Balance, December 31, 1999                                      $(119,779,000)
Exercise of stock options
Exercise of warrants
Common stock issued for acquisitions
Preferred stock issued for an acquisition
Preferred stock issued for cash
Accreted dividends on preferred stock
Deferred non-cash compensation                  $(31,338,000)
Non-cash compensation expense                      6,468,000
Common stock issued for acquisition and
   returned to treasury, at cost                                                 (1,329,000)   $(10,574,000)
Net (loss) for the nine months ended
   September 30, 2000                                            (173,210,000)
                                                ------------    -------------    --------------------------
Balance, September 30, 2000                     $(24,870,000)   $(292,989,000)   (1,329,000)   $(10,574,000)
                                                ============    =============    ==========    ============


The Condensed Consolidated Statement of Shareholders' Equity reflects on a retroactive basis the 3-for-2 stock split by way of a stock dividend paid on February 2, 2000.


See accompanying notes.

                        CoreComm Limited and Subsidiaries


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Nine Months Ended September 30,
                                                                             ---------------------------------
                                                                                   2000               1999
                                                                             ---------------------------------

Net cash (used in) operating activities                                      $ (112,320,000)     $ (47,973,000)

Investing activities
Purchase of fixed assets                                                        (43,573,000)       (14,906,000)
Acquisitions, net of cash acquired                                              (92,320,000)       (47,056,000)
Purchase of marketable securities                                               (36,021,000)       (65,299,000)
Proceeds from sales of marketable securities                                    114,870,000        154,544,000
                                                                             ---------------------------------
Net cash provided by (used in) investing activities                             (57,044,000)        27,283,000

Financing activities
Proceeds from borrowing, net of financing costs                                  71,161,000                  -
Proceeds from issuance of preferred stock                                        50,000,000                  -
Proceeds from exercise of stock options and warrants                             12,462,000         13,101,000
Principal payments                                                               (4,217,000)        (2,214,000)
Principal payments of capital lease obligations                                 (11,766,000)        (1,534,000)
                                                                             ---------------------------------
Net cash provided by financing activities                                       117,640,000          9,353,000
                                                                             ---------------------------------
Decrease in cash and cash equivalents                                           (51,724,000)       (11,337,000)
Cash and cash equivalents at beginning of period                                 86,685,000         26,161,000
                                                                             ---------------------------------
Cash and cash equivalents at end of period                                   $   34,961,000      $  14,824,000
                                                                             =================================

Supplemental disclosure of cash flow information
 Cash paid for interest                                                        $ 13,752,000      $     735,000
 Income taxes paid                                                                  364,000          1,209,000

Supplemental schedule of non-cash investing activities
 Liabilities incurred to acquire fixed assets                                  $ 37,529,000       $  6,335,000
 Common stock, preferred stock and warrants issued for acquisitions             533,329,000         43,203,000
 Notes issued for acquisitions                                                  108,669,000                  -


See accompanying notes.

                        CoreComm Limited and Subsidiaries


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. Management does not anticipate that the adoption of this standard will have a significant effect on results of operations, financial condition or cash flows of the Company.

In January 2000, the Company declared a 3-for-2 stock split by way of a stock dividend, which was paid on February 2, 2000. The condensed consolidated financial statements and the notes thereto give retroactive effect to the stock split.

NOTE 2.  DOMESTICATION MERGER

In September 2000, CoreComm Limited, a Bermuda corporation, merged with and into its newly-formed, wholly-owned Delaware corporate subsidiary. The Delaware corporation then merged into ATX Telecommunications Services, Inc. ("ATX") with ATX being the surviving corporation and changing its name to CoreComm Limited. For accounting purposes, the Company's predecessor is CoreComm Limited, the Bermuda corporation.

NOTE 3.  ACQUISITIONS

On  September  29,  2000,  the  Company  completed  two  significant   strategic
acquisitions. The Company acquired Voyager.net, Inc. ("Voyager"), a large independent Internet communications company focused on the Midwestern United States. Voyager was acquired for approximately $36.1 million in cash and 19,431,000 shares of the Company's common stock. The common stock was valued at $154.6 million, the fair value at the time of the closing of the transaction. In addition, the Company incurred acquisition related costs of approximately $8.5 million and repaid approximately $24.0 million of Voyager debt including accrued interest.

                                   (Unaudited)


NOTE 3.  ACQUISITIONS (CONTINUED)

The Company also acquired ATX, a competitive local exchange carrier ("CLEC") providing integrated voice and high-speed data services, including long distance, local, wireless and network services through the use of telephone switching equipment and other physical facilities in the New York - Virginia corridor. ATX was acquired for approximately $39.4 million in cash, approximately $108.7 million of the Company's senior unsecured notes due 2003, 12,398,000 shares of the Company's common stock and $250.0 million liquidation preference of the Company's Series B preferred stock. The common stock was valued at $178.7 million, the fair value at the time of the third amendment to the ATX merger agreement on July 31, 2000. The Series B preferred stock was valued at $200.0 million, the fair value on the date of issuance. In addition, the Company incurred acquisition related costs of approximately $11.0 million.

These acquisitions have been accounted for as purchases, and, accordingly the net assets of the acquired business have been included in the consolidated financial statements at September 30, 2000. The results of operations from the date of acquisition to September 30, 2000 of Voyager and ATX were not significant and have not been included in the Company's consolidated results of operations. The aggregate purchase price of $761.0 exceeded the estimated fair value of net tangible assets acquired by $721.2 million, which was allocated as follows: $401.5 million to other intangibles and $319.7 to goodwill. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values at acquisition. Changes to the allocation of purchase price are expected as valuations or appraisals of assets and liabilities are completed.

In May 1999, the Company acquired 100% of the stock of MegsINet Inc. and the CLEC assets of USN Communications, Inc. These acquisitions were accounted for as purchases, and, accordingly, the net assets and results of operations of the acquired businesses were included in the consolidated financial statements from the dates of acquisition.

The pro forma unaudited consolidated results of operations for the nine months ended September 30, 2000 and 1999 assuming consummation of the acquisitions as of January 1, 1999 are as follows:

                                                 Nine Months Ended September 30,
                                                2000                   1999
                                            ------------------------------------
  Total                                       $226,437,000        $208,056,000
  Net (loss)                                  (275,155,000)       (183,591,000)
   Basic and diluted net (loss) per share            (4.13)              (3.00)

A component of the 1999 pro forma results is associated with the acquisition of certain assets of USN. Although USN quickly developed a large customer list and revenue base in 1997 and 1998, it had difficulties under its previous management providing services, including billing, customer care and other operational areas, and filed for bankruptcy in February 1999. Since the acquisition, we have been focusing on improving these operations, and have been successful in many areas. However, because of quality deficiencies in the operations acquired from USN, and the need to improve quality in order to continue to sell lines in the former USN markets, and consistent with our due diligence, transaction structure and purchase price, revenues associated with the USN assets declined significantly since our acquisition.

                                   (Unaudited)

NOTE 4.  FIXED ASSETS

Fixed assets consist of:
                                                                           September 30,          December 31,
                                                                                2000                    1999
                                                                      ---------------------------------------------

                                                                            (Unaudited)

  Operating equipment                                                        $100,326,000           $ 50,290,000
  Computer hardware and software                                               34,548,000             17,455,000
  Other equipment                                                              27,081,000              9,300,000
  Construction-in-progress                                                     39,595,000             24,681,000
                                                                      ---------------------------------------------
                                                                              201,550,000            101,726,000
  Accumulated depreciation                                                    (30,376,000)           (11,107,000)
                                                                      ---------------------------------------------
                                                                             $171,174,000           $ 90,619,000
                                                                      =============================================

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of:
                                                                           September 30,          December 31,
                                                                                2000                    1999
                                                                      ---------------------------------------------
                                                                            (Unaudited)

  Payroll and related                                                        $  5,274,000           $  2,903,000
  Taxes, including income taxes                                                 9,528,000              6,089,000
  Accrued equipment purchases                                                  16,986,000             13,455,000
  Toll and interconnect                                                        15,480,000                637,000
  Acquisition costs                                                            17,035,000                      -
  Other                                                                        11,399,000              9,131,000
                                                                      ---------------------------------------------
                                                                              $75,702,000            $32,215,000
                                                                      =============================================

NOTE 6. LONG-TERM DEBT

Long-term debt consists of:
                                                                         September 30, 2000     December 31, 1999
                                                                       ----------------------- --------------------
                                                                            (Unaudited)

  6% Convertible Subordinated Notes                                           $175,000,000          $175,000,000
  Working capital promissory note, interest at 8.5%                              2,071,000             3,077,000
  Note payable for equipment, interest at 12.75%                                 4,441,000             6,238,000
  Senior secured credit facility                                                75,000,000               -
  Senior unsecured notes                                                       108,669,000               -
  Other                                                                            192,000               283,000
                                                                       ----------------------- --------------------
                                                                               365,373,000           184,598,000
  Less current portion                                                           8,614,000             5,280,000
                                                                       ----------------------- --------------------
                                                                              $356,759,000          $179,318,000
                                                                       ======================= ====================

                                   (Unaudited)


NOTE 6. LONG-TERM DEBT (CONTINUED)

In September 2000, subsidiaries of the Company entered into a senior secured credit facility with The Chase Manhattan Bank as lender, administrative agent and collateral agent. The senior secured credit facility provides for both a term loan facility and a revolving credit facility. The term loan facility is for an initial aggregate amount of $100.0 million and will amortize in quarterly installments of principal commencing on December 31, 2003 with a final maturity on September 22, 2008. At September 30, 2000, the Company had $50.0 million outstanding under the term loan facility. The revolving credit facility is for a total of $50.0 million. The revolving credit facility shall be automatically and permanently reduced in increasing quarterly installments of principal commencing on December 31, 2003 with a termination date of September 22, 2008. At September 30, 2000, the Company had $25.0 million outstanding under the revolving credit facility. In the event the 6% Convertible Notes have not been converted or refinanced on or prior to April 1, 2006, then the facilities become payable in full on April 1, 2006.

The interest rate on both the term loan facility and the revolving credit facility is initially, at the Company's option, either 3.25% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.50% per annum; or the reserve-adjusted London Interbank Offered Rate (Adjusted LIBOR) plus 4.25% per annum. The applicable margin for the facilities will be subject to reductions based on the ratio of the Company's consolidated total debt to annualized EBITDA. At September 30, 2000, the effective interest rate on the amounts outstanding was 11.04%. Interest is payable at least quarterly. The unused portion of the facility is subject to a commitment fee equal to 1.25% per annum payable quarterly, subject to reduction to 1.00% per annum based upon the amount borrowed under the facility. The availability of the remaining $75 million under the senior secured credit facility is subject to the satisfaction of certain conditions.

In September 2000, the Company issued approximately $108,669,000 aggregate principal amount of the senior unsecured notes to the former stockholders of ATX. The senior unsecured notes mature on September 29, 2003. Interest on the notes is at an annual rate of 6.47% payable in either cash or common stock, at the Company's election, on October 1 and April 1 of each year beginning on April 1, 2001. The notes require principal payments of approximately $2.1 million on January 1, 2001, approximately $640,000 on March 29, 2001, approximately $2.7 million on January 1, 2002 and approximately $2.7 million on January 1, 2003.

                                   (Unaudited)




NOTE 7. PREFERRED STOCK

In September 2000, the Company issued 50,000 shares of Series A preferred stock in exchange for cash of $50 million. The Series A preferred stock pays cumulative dividends at 8.5% per annum of the liquidation value of $1,000 per share, payable quarterly in arrears. At the Company's option, dividends may be paid either in cash, shares of common stock or additional shares of Series A preferred stock. The 50,000 shares of Series A preferred stock originally issued are convertible at any time at the option of the holder into shares of common stock at the stated liquidation value of $1,000 divided by the conversion price of $14.36. Any additional shares of Series A preferred stock issued will have an initial conversion price equal to 120% of the volume weighted average sale price of the Company's common stock for a specified period. On September 29, 2010, the Company will be required to redeem any shares of Series A preferred stock outstanding for $1,000 per share plus accrued and unpaid dividends. At the Company's discretion, the redemption price may be paid either in cash or in shares of common stock. The Company may redeem the Series A preferred stock at a redemption price of $1,000 per share, together with accrued and unpaid dividends, payable either, at the Company's option in cash or in shares of common stock, or a combination of both, beginning on September 29, 2002 if the 25-day volume weighted average sale price of the Company's common stock exceeds certain targets. In addition, the Series A preferred stock may be redeemed by the Company at any time following September 29, 2005 at a redemption price of $1,010 per share, together with accrued and unpaid dividends, payable either in cash or in shares of common stock, or a combination of both.

In September 2000, the Company issued 250,000 shares of Series B preferred stock in connection with the ATX acquisition. The Series B preferred stock pays cumulative dividends at an initial annual rate of $30 per share, payable quarterly in arrears, commencing on December 31, 2000, when, if and as declared by the Board of Directors. At the Company's discretion, dividends may be paid either in cash or in shares of common stock. The annual dividend will increase to $50 per share on September 29, 2001 if, by that date, any of the senior unsecured notes remain unpaid and to $70 per share on March 29, 2002 if, by that date, any of the senior unsecured notes remain unpaid. The Series B preferred stock has a liquidation preference of $1,000 per share, plus accumulated and unpaid dividends. The Series B preferred stock is convertible at any time at the option of the holder into shares of common stock at the stated liquidation preference of $1,000 divided by the conversion price in effect at the time of conversion. The initial conversion price is $32.11. On March 29, 2001, the conversion price will be reset to reflect any reduction in the principal amount outstanding of the senior unsecured notes. On September 29, 2020, the Company will be required to redeem any shares of Series B preferred stock outstanding for $1,000 per share plus accrued and unpaid dividends. At the Company's discretion, the redemption price may be paid either in cash or in shares of common stock.

                                   (Unaudited)



NOTE 8. SHAREHOLDER RIGHTS PLAN

The Company adopted a shareholder rights plan in September 2000. In connection with the shareholder rights plan, the Board of Directors declared and paid a dividend of one preferred share purchase right for each share of common stock outstanding on October 16, 2000. Each right entitles the holder, under certain potential takeover events, to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock ("Series C Preferred Stock") at an exercise price of $50.00, subject to adjustment. The rights expire in October 2010. There are 1,000,000 shares of Series C Preferred Stock authorized for issuance under the plan. No shares of Series C Preferred Stock are issued or outstanding.

The Series C Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of an amount equal to the greater of $.01 per share or an aggregate dividend of 100 times the dividend, if any, declared per share of common stock. In the event of liquidation, the holders of Series C Preferred Stock will be entitled to a minimum preferential liquidation payment of $1 per share plus accrued and unpaid dividends and will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each share of Series C Preferred Stock will have 100 votes and will vote together with the common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are changed or exchanged, each share of Series C Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. The rights are protected by customary antidilution provisions.

NOTE 9. RELATED PARTY TRANSACTIONS

Some of the officers and directors of the Company are also officers or directors of NTL Incorporated ("NTL"). NTL provides the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consist of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead which cannot be specifically allocated to NTL (which is agreed upon by the Board of Directors of NTL and the Company). It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the nine months ended September 30, 2000 and 1999, NTL charged the Company $907,000 and $1,418,000, respectively, which is included in corporate expenses.

The Company provides NTL with access to office space and equipment and the use of supplies. In the fourth quarter of 1999, the Company began charging NTL a percentage of the Company's office rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the nine months ended September 30, 2000, the Company charged NTL $204,000, which reduced corporate expenses.

                                   (Unaudited)


NOTE 9. RELATED PARTY TRANSACTIONS (CONTINUED)

A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. The Company charges an amount in excess of its costs to provide these services. General and administrative expenses were reduced by $709,000 and $619,000 for the nine months ended September 30, 2000 and 1999, respectively, as a result of these charges.

NOTE 10. NONRECURRING CHARGES

Nonrecurring charges of $775,000 in the nine months ended September 30, 2000 are for restructuring costs relating to the Company's announcement in March 2000 of a reorganization of certain of its operations. The original charge consisted of employee severance and related costs of $580,000 for approximately 70 employees to be terminated, primarily from the sales and customer operations departments and lease exit costs of $846,000. As of September 30, 2000, $597,000 of the provision had been used, including $370,000 for employee severance and related costs and $227,000 for lease exit costs. As of September 30, 2000, $651,000 of the provision had been reversed, including $210,000 due to a reduction in the number of employees who will receive severance payments and $441,000 due to a reduction in the number of facilities to be closed. As of September 30, 2000, none of the employees to be terminated remain with the Company. The remaining provision for leases will be used through 2003.

NOTE 11. NON-CASH COMPENSATION

In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2.7 million shares of the Company's common stock to various employees at an exercise price of $14.55, which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000 the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to September 30, 2000, $6.4 million of the deferred non-cash compensation was charged to expense. The Company will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $3.3 million in 2000, $12.9 million in 2001, $7.5 million in 2002 and $1.2 million in 2003.

                                   (Unaudited)



NOTE 12. NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:


                                                              Three Months Ended                      Nine Months Ended
                                                                September 30,                            September 30,
                                                       --------------------------------        ---------------------------------
                                                             2000              1999                2000                 1999
                                                       --------------------------------        ---------------------------------
Numerator:
Net loss                                               $ (50,149,000)     $ (39,750,000)       $ (173,210,000)     $ (62,326,000)
Preferred stock dividend                                     (98,000)                 -               (98,000)                 -
Preferred stock accretion to redemption value                 (6,000)                 -                (6,000)                 -
                                                       --------------------------------        ---------------------------------
Loss available to common shareholders                  $ (50,253,000)     $ (39,750,000)       $ (173,314,000)     $ (62,326,000)
                                                       --------------------------------        ---------------------------------

Denominator for basic net loss per common share            40,502,000        36,952,000            39,837,000         32,810,000
Effect of dilutive securities                                       -                 -                     -                  -
                                                       --------------------------------        ---------------------------------
Denominator for diluted net loss per common share          40,502,000        36,952,000            39,837,000         32,810,000
                                                       --------------------------------        ---------------------------------

Basic and diluted net loss per common share                   $(1.24)            $(1.08)               $(4.35)            $(1.90)
                                                       ================================        =================================

The shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

Note 13. COMMITMENTS AND CONTINGENT LIABILITIES

As of September 30, 2000, the Company had purchase commitments of approximately $62,000,000 outstanding.

The Company is involved in various disputes arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


                              RESULTS OF OPERATIONS



On September 29, 2000, we acquired ATX Telecommunications Services, Inc. ("ATX") and Voyager.net, Inc. ("Voyager"). The results of operations from the date of acquisition to September 30, 2000 of ATX and Voyager were not significant and have not been included in our consolidated results of operations.

As a result of the completion of the acquisitions of 100% of the stock of MegsINet Inc. and the CLEC assets of USN Communications, Inc. in May 1999, we consolidated the results of operations of these businesses from the dates of acquisition.

A significant component of the results since May 1999 is associated with the acquisition of certain assets of USN. Although USN quickly developed a large customer list and revenue base in 1997 and 1998, it had difficulties under its previous management providing services, including billing, customer care and other operational areas, and filed for bankruptcy in February 1999. Since the acquisition, we have been focusing on improving these operations, and have been successful in many areas. However, because of quality deficiencies in the operations acquired from USN, and the need to improve quality in order to continue to sell lines in the former USN markets, and consistent with our due diligence, transaction structure and purchase price, revenues associated with the USN assets declined significantly since our acquisition.

On November 2, 2000, based on our ongoing review of the combined company following the recent acquisitions of ATX and Voyager, we announced that we had identified various synergies and cost savings opportunities, including the elimination of a number of employment redundancies within the combined groups. We identified approximately 200 employee positions which will be eliminated in conjunction with the integration of the operations. The vast majority of employees in revenue generating roles will not be affected by this change. We anticipate that we will realize significant cost savings from this effort in the latter half of fiscal 2001. We expect to incur a restructuring charge in fiscal 2000 as a result of this review, although to date we are still in the process of finalizing this charge.


THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
----------------------------------------------

The decrease in revenues to $18,263,000 from $21,107,000 is primarily due to the decline in the customer base associated with the USN assets. The revenues from the USN customer base peaked in the third quarter of 1999 after our acquisition in May 1999 and declined thereafter. These customers are now fully integrated into our overall customer base. Additionally, prepaid cellular debit card and cellular long distance revenues declined as a result of our termination of these services in the third quarter of 1999. We had revenues of $511,000 in the three months ended September 30, 1999 from the provision of these services.

Operating costs increased to $25,746,000 from $23,374,000 as a result of an increase in the fixed component of operating expenses due to our migration to a facilities-based infrastructure. Operating costs as a percentage of revenues is expected to remain higher than 1999 levels until customer and revenue growth exceeds the increase in facilities-based infrastructure costs. In the three months ended September 30, 1999, operating costs included $427,000 related to the prepaid cellular debit card and cellular long distance services.

Selling, general and administrative expenses decreased to $23,123,000 from $24,205,000 primarily due to the various synergies and cost savings recognized from the integration of MegsINet and USN.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses were $3,363,000 in 2000 and $2,346,000 in 1999.

In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2.7 million shares of the Company's common stock to various employees at an exercise price of $14.55, which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000 the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. In the three months ended September 30, 2000, $3.2 million of the deferred non-cash compensation was charged to expense. The Company will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $3.3 million in 2000, $12.9 million in 2001, $7.5 million in 2002 and $1.2 million in 2003. The compensation charge of $1,056,000 in 1999 is a non-cash charge related to a change in employee stock option agreements.

Nonrecurring charges of $775,000 in the nine months ended September 30, 2000 are for restructuring costs relating to the Company's announcement in March 2000 of a reorganization of certain of its operations. The original charge consisted of employee severance and related costs of $580,000 for approximately 70 employees to be terminated, primarily from the sales and customer operations departments, and lease exit costs of $846,000. As of September 30, 2000, $597,000 of the provision had been used, including $370,000 for employee severance and related costs and $227,000 for lease exit costs. As of September 30, 2000, $651,000 of the provision had been reversed, including $210,000 due to a reduction in the number of employees who will receive severance payments and $441,000 due to a reduction in the number of facilities to be closed. Of the $651,000 that has been reversed, $408,000 was reversed in the second quarter of 2000 and $243,000 was reversed in the third quarter. As of September 30, 2000, none of the employees to be terminated remain with the Company. The remaining provision for leases will be used through 2003.

Depreciation expense increased to $7,389,000 from $4,964,000 as a result of an increase in fixed assets partially through acquisitions in 1999.

Amortization   expense  decreased  to  $3,477,000  from  $3,833,000  due  to  an adjustment to the purchase price allocations related to the acquisitions in May 1999.

Interest income and other, net, increased to $1,626,000 from $546,000 primarily due to interest income on the Company's cash, cash equivalents and marketable securities.

Interest expense increased to $3,900,000 from $1,351,000 primarily due to interest on the 6% Convertible Subordinated Notes issued in October 1999.

The income tax provision of $49,000 and $274,000 in 2000 and 1999, respectively, is for state and local income tax.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
---------------------------------------------

The increase in revenues to $56,619,000 from $37,139,000 is primarily due to acquisitions in 1999. The remainder of the increase is due to an increase in customers, offset by the decline in prepaid cellular debit card and cellular long distance revenues as a result of our termination of these services in the third quarter of 1999. We had revenues of $2,409,000 in the nine months ended September 30, 1999 from the provision of these services.

Operating costs increased to $77,446,000 from $37,524,000 as a result of an increase in the fixed component of operating expenses due to our migration to a facilities-based infrastructure. Operating costs as a percentage of revenues is expected to remain higher than 1999 levels until customer and revenue growth exceeds the increase in facilities-based infrastructure costs. In the nine months ended September 30, 1999, operating costs included $1,980,000 related to the prepaid cellular debit card and cellular long distance services.

Selling, general and administrative expenses increased to $72,044,000 from $43,725,000 primarily due to increases in selling and marketing costs and customer service costs. These costs are expected to increase in the foreseeable future as we grow our operations and customer base, although we expect to realize savings from further integration of acquired businesses.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses were $8,559,000 in 2000 and $6,489,000 in 1999.

In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2.7 million shares of the Company's common stock to various employees at an exercise price of $14.55, which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000 the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to September 30, 2000, $6.4 million of the deferred non-cash compensation was charged to expense. The Company will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $3.3 million in 2000, $12.9 million in 2001, $7.5 million in 2002 and $1.2 million in 2003. The compensation charge of $1,056,000 in 1999 is a non-cash charge related to a change in employee stock option agreements.

Nonrecurring charges of $775,000 in the nine months ended September 30, 2000 are for restructuring costs relating to the Company's announcement in March 2000 of a reorganization of certain of its operations. The original charge consisted of employee severance and related costs of $580,000 for approximately 70 employees to be terminated, primarily from the sales and customer operations departments, and lease exit costs of $846,000. As of September 30, 2000, $597,000 of the provision had been used, including $370,000 for employee severance and related costs and $227,000 for lease exit costs. As of September 30, 2000, $651,000 of the provision had been reversed, including $210,000 due to a reduction in the number of employees who will receive severance payments and $441,000 due to a reduction in the number of facilities to be closed. As of September 30, 2000, none of the employees to be terminated remain with the Company. The remaining provision for leases will be used through 2003.

Depreciation expense increased to $19,494,000 from $6,674,000 as a result of an increase in fixed assets partially through acquisitions in 1999.

Amortization expense increased to $9,812,000 from $5,005,000 due to the amortization of goodwill and other intangibles from the acquisitions in 1999 and 2000.

Interest income and other, net, increased to $5,476,000 from $3,416,000 primarily due to interest income on the Company's cash, cash equivalents and marketable securities.

Interest expense increased to $11,434,000 from $1,569,000 primarily due to interest on the 6% Convertible Subordinated Notes issued in October 1999 and interest on notes payable and capital leases of acquired businesses.

The  income  tax   provision   of  $321,000  and  $839,000  in  2000  and  1999,
respectively, is for state and local income tax.


                         LIQUIDITY AND CAPITAL RESOURCES

We will require significant resources to fund the construction of our facilities-based network, develop and expand our existing businesses and fund near term operating losses and debt service. We expect to be able to meet our cash requirements through December 31, 2001 with cash and securities on hand of approximately $50.5 million as of September 30, 2000, the remaining $75 million commitment under our $150 million senior secured credit facility provided by The Chase Manhattan Bank and the $50 million available under our commitment for a senior unsecured credit facility from The Chase Manhattan Bank and Chase Securities Inc. The availability of the remaining $75 million under the senior secured facility is subject to the satisfaction of certain conditions. The funding of the senior unsecured facility is subject to the completion of definitive documentation for the facility and the full availability of the remaining $75 million of the senior secured facility. In addition, the $50 million senior unsecured credit facility is available only on or after January 31, 2001. Thus, we have to manage our cash and securities on hand to ensure they are adequate to meet our cash requirements until the amounts committed under the two facilities are made available. In addition, as a result of the general conditions of the capital markets in our industry, we have eliminated business projects from our current plans, including our entry into several markets. In general, we cannot give any assurance that we will have sufficient resources available to meet our expected cash requirements and obligations.

We are currently negotiating with equipment manufacturers to provide us with additional vendor financing. In the aggregate, such financings are anticipated to be significant. We are presently in the process of negotiating terms for these transactions. However, until definitive agreements are reached with each vendor, we cannot be certain that the proposed financings will occur, that the terms will not change or that any alternative financing on terms satisfactory to us will be available.


Our ability to raise additional capital in the future will be dependent on a number of factors, such as general economic and market conditions, which are beyond our control. If we are unable to obtain additional financing or to obtain it on favorable terms, we may be required to further delay the construction of our Smart LEC (Local Exchange Carrier) network, forego attractive business opportunities, or take other actions which could adversely affect our business, results of operations and financial condition.

In October 1999, we issued $175 million principal amount of 6% Convertible Subordinated Notes due 2006, and received net proceeds of $168.5 million. Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year, which commenced on April 1, 2000.

We are a holding company with no significant assets other than cash and securities and investments in and advances to our subsidiaries. We are therefore likely to be dependent upon receipt of funds from our subsidiaries to meet our own obligations. However, our subsidiaries' debt agreements prevent the payment of dividends, loans or other distributions to us (except in certain limited circumstances).

Acquisition and Related Financings. In May 1999, we acquired MegsINet and the CLEC assets of USN Communications. The USN acquisition includes a potential contingent payment which is capped at $58.6 million. The contingent payment is payable only if the USN assets meet or exceed operating performance thresholds. We have submitted a written notice to the regulatory trustee for USN that no contingent payment is due to USN. A representative of the trustee is currently auditing the information contained in our written notice.

In September 2000, we acquired ATX and Voyager. The total consideration for the ATX acquisition consisted of $39.4 million in cash, $108.7 million principal amount of senior unsecured notes due 2003, 12.4 million shares of newly issued common stock, and 250,000 shares of newly issued Series B preferred stock. The total consideration for the Voyager acquisition consisted of $36.1 million in cash, 19.4 million shares of newly issued common stock and the repayment of the $24.0 million principal amount plus accrued interest outstanding under the Voyager credit agreement. In addition, we incurred acquisition related costs of $19.5 million. The total purchase price, including debt repayment, was $761.0 million.

The senior unsecured notes mature on September 29, 2003. Interest on the notes is at an annual rate of 6.47% payable in either cash or common stock, at our election, on October 1 and April 1 of each year beginning on April 1, 2001. The notes require principal payments of approximately $2.1 million on January 1, 2001, approximately $640,000 on March 29, 2001, approximately $2.7 million on January 1, 2002 and approximately $2.7 million on January 1, 2003.

The Series B preferred stock pays cumulative dividends at an initial annual rate of $30 per share, payable quarterly in arrears, commencing on December 31, 2000, when, if and as declared by our Board of Directors. At our discretion, we may pay dividends either in cash or in shares of our common stock. The annual dividend will increase to $50 per share on September 29, 2001 if, by that date, any of the senior unsecured notes remain unpaid and to $70 per share on March 29, 2002 if, by that date, any of the senior unsecured notes remain unpaid. The Series B preferred stock has a liquidation preference of $1,000 per share, plus accumulated and unpaid dividends. The Series B preferred stock is convertible at any time at the option of the holder into shares of common stock at the stated liquidation preference of $1,000 divided by the conversion price in effect at the time of conversion. The initial conversion price is $32.11. On March 29, 2001, the conversion price will be reset to reflect any reduction in the principal amount outstanding of the senior unsecured notes. On September 29, 2020, we will be required to redeem any shares of Series B preferred stock outstanding for $1,000 per share plus accrued and unpaid dividends. At our discretion, we may pay the redemption price either in cash or in shares of our common stock.

In order to fund the cash portion of the ATX and Voyager acquisitions, we obtained through our subsidiaries a $150 million senior secured credit facility from The Chase Manhattan Bank, of which $100 million is in a term loan facility and $50 million is in a revolving credit facility. In addition, we raised $50 million from the issuance of Series A preferred stock.

To date, there is $50 million outstanding under the term loan facility and $25 million outstanding under the revolving credit facility. The term loan facility will amortize in quarterly installments of principal commencing on December 31, 2003 with a final maturity in September 2008. The revolving credit facility shall be automatically and permanently reduced in increasing quarterly installments of principal commencing on December 31, 2003 with a termination date in September 2008. In the event our 6% Convertible Notes due 2006 have not been converted or refinanced on or prior to April 1, 2006, then the facilities mature and become payable in full on April 1, 2006. The interest rate on both our term loan facility and our revolving credit facility is initially, at our option, either 3.25% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.25% per annum. As of September 30, 2000, the effective rate on the amounts outstanding was 11.04%. The applicable margin for our facilities will be subject to reductions based on the ratio of our consolidated total debt to annualized EBITDA. Interest is payable at least quarterly. The commitment fee on the unused portion of the commitments is 1.25% per annum payable quarterly, subject to reduction to 1% per annum based upon the amount borrowed under the facilities.

The Series A preferred stock pays cumulative dividends at 8.5% per annum of the liquidation value of $1,000 per share, payable quarterly in arrears. At our option, we may pay dividends either in cash, shares of our common stock or additional shares of Series A preferred stock. The 50,000 shares of Series A preferred stock originally issued are convertible at any time at the option of the holder into shares of common stock at the stated liquidation value of $1,000 divided by the conversion price of $14.36. Any additional shares of Series A preferred stock issued will have an initial conversion price equal to 120% of the volume weighted average sale price of our common stock for a specified period. On September 29, 2010, we will be required to redeem any shares of Series A preferred stock outstanding for $1,000 per share plus accrued and unpaid dividends. At our discretion, we may pay the redemption price either in cash or in shares of our common stock. We may redeem the Series A preferred stock at a redemption price of $1,000 per share, together with accrued and unpaid dividends, payable either, at our option in cash or in shares of common stock, or a combination of both, beginning on September 29, 2002 if the 25-day volume weighted average sale price of our common stock exceeds certain targets. In addition, the Series A preferred stock may be redeemed by us at any time following September 29, 2005 at a redemption price of $1,010 per share, together with accrued and unpaid dividends, payable either in cash or in shares of our common stock, or a combination of both.

Historical Uses of Cash. For the nine months ended September 30, 2000, cash used in operating activities increased to $112,320,000 from $47,973,000 in the nine months ended September 30, 1999 primarily due to the increase in the net loss to $173,210,000 from $62,326,000.

For the nine months ended September 30, 2000, cash used to purchase fixed assets increased to $43,573,000 from $14,906,000 in the nine months ended September 30, 1999 which reflects our migration to a facilities-based infrastructure.

Acquisitions, net of cash acquired of $92,320,000 in the nine months ended September 30, 2000 is for payments in connection with the ATX and Voyager acquisitions. Proceeds from borrowings, net of financing costs, of $71,161,000 is primarily from the borrowings under the senior secured credit facility. Proceeds from the issuance of preferred stock of $50,000,000 is from the sale of the Series A preferred stock.

Network Construction. We have installed switches and other facilities, and we are in the process of installing additional switches, Internet points-of-presence, and other telecommunications facilities in various states. The amount of such expenditures in the next twelve months will be related to the number of new markets entered, the speed and location of equipment deployment, the timing and integration of acquisitions, as well as the mix of resold vs. facilities-based services.

We have deployed our Smart LEC facilities in Columbus, Ohio, Cleveland, Ohio, Chicago, Illinois and Detroit, Michigan and are currently developing two additional markets: New York, New York, and Boston, Massachusetts. These six markets comprise approximately 18 million total access lines. In connection with these markets, we are in the process of establishing collocation facilities in 131 Incumbent Local Exchange Carrier ("ILEC") central offices.

Operations. Our businesses will also consume capital to acquire new customers and to finance the working capital required to support these new customers. Our businesses will also require additional billing, customer service and other back-office infrastructure. These capabilities can be expanded in-house or can be outsourced to reduce up-front capital requirements. To date, our strategy has been to utilize the expertise developed by our management to develop in-house billing and back-office capabilities.

LMDS. Local Multipoint Distribution Service ("LMDS") is a fixed broadband wireless service that may be used to provide high-speed data transfer, telephone service, telecommunications network transmission, Internet access, video broadcasting, video conferencing and other services. The spectrum is useable for communications services from a fixed antenna, but is not suitable for mobile or portable communications. LMDS can be used to provide a wireless high-capacity broadband service for the "last mile" to a home or office.

The amount of capital required to construct our LMDS systems is not easily quantifiable at this time, but is likely to be several times the $25 million cost of the licenses. In addition to up-front network construction costs, a significant ongoing capital requirement will be the cost to acquire customer premise equipment to receive and transmit LMDS signals. We will deploy this LMDS network only if we determine that we can achieve sufficient returns on our capital invested, from reduced costs associated with providing our services or from new services which we can offer through LMDS technology.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, industry trends, technological developments, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Securities and Exchange Commission's, rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

The fair-market value of long-term fixed interest rate debt is subject to interest rate risk. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In the following table, the fair value of our convertible notes was determined from the quoted market price. The fair value of our senior secured credit facility, senior unsecured notes and our other notes payable are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.

                            Interest Rate Sensitivity
                            As of September 30, 2000
                      Principal Amount by Expected Maturity
                              Average Interest Rate



                           For the
                           Three
                           Months
                           Ending                      For the Years Ending December 31,                                     Fair
                         December 31,  ----------------------------------------------------------------------                Value
                            2000        2001        2002        2003        2004        2005       Thereafter     Total     9/30/00
                         -----------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
Long-term debt,
  including current
  portion

Fixed rate               $1,548        $7,798      $2,838      $103,189    $    -      $     -     $175,000      $290,373   $171,244
Average interest rate     11.48%         9.55%       6.51%         6.47%                                6.0%

Variable rate            $    -        $    -      $    -      $    938    $4,688      $12,188     $ 57,186      $ 75,000   $ 38,577
Average interest rate                                          libor +     libor +     libor +     libor +
                                                               4.25% or    4.25% or    4.25% or    4.25% or
                                                               base rate   base rate   base rate   base rate
                                                               + 3.25%     + 3.25%     + 3.25%     + 3.25%



PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 22, 2000, the Company held a special meeting of stockholders. The following management proposals were adopted: (1) a proposal to consider and approve the domestication merger to make CoreComm a domestic U.S. company and adopt the related domestication merger agreement, (2) a proposal to consider, approve and adopt the merger agreement among CoreComm, Voyager.net, Inc. and other parties, and (3) a proposal to consider, approve and adopt the merger agreement among CoreComm, ATX Telecommunications Service, Inc., all of the current ATX Stockholders and other parties. The stockholders approved the first proposal by a vote of 26,576,980 shares in favor, 1,429,802 shares against and 267,351 shares withheld from voting. The stockholders approved the second proposal by a vote of 26,543,942 shares in favor, 1,462,747 shares against and 267,444 shares withheld from voting. The stockholders approved the third proposal by a vote of 27,965,357 shares in favor, 41,332 shares against and 267,444 shares withheld from voting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27. Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarter ended September 30, 2000, the Company filed the following reports on Form 8-K:

          (i) Report dated July 31, 2000, reporting under Item 5, Other Events, that CoreComm Limited and ATX Telecommunications Services, Inc. entered into an amendment to the terms of their merger agreement.

          (ii) Report dated August 14, 2000, reporting under Item 2, Acquisition or Disposition of Assets, that CoreComm Limited announced its operating results for the three months ended June 30, 2000, and that it has obtained significant funding commitments toward the financing of its recently announced acquisitions as well as ongoing operations.

          (iii)Report dated September 11, 2000, reporting under Item 5, Other Events, that CoreComm Limited and CoreComm Merger Sub, Inc. entered into an amendment to their Amalgamation Agreement, dated April 10, 2000.

          (iv) Report dated September 21, 2000, reporting under Item 2, Acquisition or Disposition of Assets, that CoreComm Limited announced that it had received banking commitments which satisfy conditions that will allow the Company to close on a total of $360 million of financings.

          (v) Report dated September 22, 2000, reporting under Item 5, Other Events, that CoreComm's shareholders had approved merger agreements with ATX Telecommunications Services, Inc and Voyager.net.




  No financial statements were filed with these reports.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CORECOMM LIMITED


Date:    November 13, 2000               By: /s/ Barclay Knapp
                                             ----------------------
                                         Barclay Knapp
                                         President, Chief Executive Officer
                                         and Chief Financial Officer




Date:    November 13, 2000               By: /s/ Gregg N. Gorelick
                                             ----------------------
                                         Gregg N. Gorelick
                                         Vice President-Controller and
                                         Treasurer(Principal Accounting Officer)