Form 10-K
period 2000-12-31
CORECOMM LTD /DE/
filed 2001-04-13
CIK 1121884

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO

                       COMMISSION FILE NO. 000-31359

                              CORECOMM LIMITED
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      23-3032245
 (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                            110 EAST 59TH STREET
                                 26TH FLOOR
                          NEW YORK, NEW YORK 10022
                               (212) 906-8485
                     (ADDRESS, INCLUDING ZIP CODE, AND
                   TELEPHONE NUMBER, INCLUDING AREA CODE,
                OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                              (TITLE OF CLASS)

                   COMMON STOCK, PAR VALUE $.01 PER SHARE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    The aggregate market value of the Registrant's common stock held by non-affiliates at April 10, 2001, valued in accordance with the Nasdaq Stock Market's National Market closing sale price for the Registrant's common stock, was approximately $42,239,848.

    Number of shares of Common Stock outstanding as at April 3, 2001:
71,244,749.



                    DOCUMENTS INCORPORATED BY REFERENCE

                                                          Part of 10-K in which
                  Document                                     Incorporated

      Definitive proxy statement for the 2001                   Part III
      Annual Meeting of the Stockholders of
      CoreComm Limited

    This Annual Report on Form 10-K for the year ended December 31, 2000, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Section 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporated by reference this Annual Report.

            "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
                      LITIGATION REFORM ACT OF 1995:

     Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, industry trends, the Registrant's ability to continue to design, build and maintain its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and terms and deployment of capital.



                             TABLE OF CONTENTS

                                                                           PAGE

PART I
ITEM 1.        BUSINESS  .....................................................1
ITEM 2.        PROPERTY......................................................21
ITEM 3.        LEGAL PROCEEDINGS.............................................21
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS...............21

PART II
ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS...........................................22
ITEM 6.        SELECTED FINANCIAL DATA.......................................22
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION............................24
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....31
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................33
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE...........................33

PART III
ITEMS 10, 11, 12 AND 13......................................................34

PART IV
ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K......................................................34

EXHIBIT INDEX  ..............................................................35
SIGNATURES     ..............................................................41
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................................F-1



                                   PART I





ITEM 1. BUSINESS

   CoreComm Limited (the "Company") through various subsidiaries offers telecommunications and Internet services to residential and business customers. These services are provided by three separate business groups, the residential group ("CoreComm"), the business group ("ATX") and the Internet group ("Voyager").

    In April 2001, we completed a reevaluation of our business plan in light of current market conditions and have made significant modifications to our plans. We currently intend to devote our resources to the more profitable areas of our business and substantially reduce our operations and related costs in the other areas of our business. We expect a portion of our residential customer base to decline over time due to a combination of churn and a decline in new customer growth. In addition, we intend to sell our non-CLEC assets and businesses, and we have decided to select and retain one or more investment banks in April 2001 for the purpose of conducting this sale. We expect to record significant charges in 2001 in connection with these plans to reduce costs and sell non-CLEC assets and businesses. We currently expect the charges relating to the cost reductions and the sale of non-CLEC assets and businesses to be in excess of $100 million, substantially all of which is a non-cash charge from the write down of intangible assets that became impaired as a result of our decision in April 2001 to sell non-CLEC assets and businesses.

CORECOMM (RESIDENTIAL SERVICES)

    CoreComm currently offers its residential customers voice, data and other telecommunications services.

    RESIDENTIAL PRODUCTS AND SERVICES

    In CoreComm's current service offerings, it bundles communications products and services. CoreComm typically offers a platform of basic services, which represents a minimum selection of services to be offered, and then creates ways for the customers to easily and conveniently increase the other services purchased according to their tastes.

    For example in CoreComm's current residential offering, it combines a basic package of voice services with Internet access, which it calls the "CoreComm Unlimited" service. Under the CoreComm Unlimited service, customers are offered a bundled package of communications services that includes local, long distance and Internet service. Although the details of the offerings vary somewhat by region, the service typically includes:

    -    Local dial tone

    -    Local calls

    -    Call waiting

    -    Caller-ID

    -    Personal "800" number

    -    Premium Internet Service

    -    56K unlimited access

    -    3 e-mail addresses

    -    personal web space

    -    Long distance service option (10 cents per minute)



    Additional options and features (such as voice mail, three-way calling, an additional line, and additional web site space) can be easily and flexibly added to the service. The pricing for CoreComm Unlimited varies by region, but in all areas CoreComm's price is based on the retail pricing from the regional Bell operating company for the same local telephone services.

    Although the specific components of CoreComm's offerings will change, it will continue its strategy of designing marketing packages, which give the customer flexibility and choice, with convenient ways to subscribe to additional services.

    VOICE AND DATA SERVICES

    CoreComm currently offers the following voice, data and Internet services to residential customers in its markets:

    - Local Exchange Services -- including standard dial tone, local calling, Emergency 911 services, operator assisted calling, access to the long distance network, and other related services.

    - Custom Calling Features -- including call waiting, call forwarding, caller ID, voice mail, conference calling and other enhanced features.

    - Long Distance Services -- including 1+ interLATA calls (which are calls across Local Access and Transport Areas), intraLATA calls, international calls, 800/888/877 toll free services, calling cards and other related services.

    - Internet Access Services -- including dial-up and dedicated access to the Internet over conventional modems and higher speed connections.

    OTHER RELATED SERVICES

    Cellular and Paging Services. CoreComm also offers cellular and paging services. Although these are not core products and do not utilize CoreComm's own networks, they are offered as an additional service for its residential customers for added choice and convenience. CoreComm is currently offering cellular services in Ohio and Michigan, and may choose to add other markets in the future. CoreComm's paging service is available nationally. CoreComm has resale agreements with the three major providers of cellular service in Michigan and Ohio: AirTouch Cellular, GTE Mobilenet Inc. and Ameritech Mobile Communications, Inc. In addition, CoreComm sells retail cellular long distance telephone services to cellular customers of various local cellular service providers who have chosen it as their long distance service provider.

    ELECTRONIC BONDING & PROPRIETARY SYSTEMS

    CoreComm is currently bonded electronically with Ameritech and Verizon. This electronic interface allows for more timely and accurate service ordering and provisioning of its customers. CoreComm has real-time access to customer information as well as real-time order entry and confirmation. CoreComm provides service to customers through its proprietary systems, which are designed to interface with the incumbent local exchange carriers' systems through a variety of delivery mechanisms. CoreComm's systems and processes have been developed to decrease the risk of human error associated with provisioning customers by manual keying or fax.

    CoreComm's customer interface systems has been developed and continues to be enhanced in a client/server environment that allows for flexibility to accommodate an expanding customer base, efficient entry into new markets, switch-based services, and rapid development of additional functionality. CoreComm's proprietary systems handles all pre-ordering activities, including obtaining customer service records (CSR), finding and reserving telephone numbers, verifying customer addresses, validating due dates, searching the incumbent local exchange carrier's switches for feature availability (COFA), and yellow page listings.

    CoreComm's recent and ongoing enhancements to its information systems include the following:

    - CoreComm's Rating and Billing engines are being re-engineered for performance and scalability using a multi-tiered architecture.

    - CoreComm provisioning systems for the Ameritech region have been enhanced to support Ameritech's five state region. CoreComm's service order management system has been enhanced to validate in real time the incumbent local exchange carrier feature availability, integrate the electronic generation of service order data, and integrate automated switch activation software for its Class 5 switches, all within a single system. The provisioning information is entered once, and it flows through CoreComm's internal systems, its switch, and the incumbent local exchange carrier systems without any manual processes.

    - CoreComm has automated the migration processes to move customers from resale to "on-net" via its service order management system, which has been designed to eliminate any manual processes with the incumbent local exchange carrier.

    - CoreComm has purchased and installed a platform for its call centers which has introduced skills-based routing of its inbound calls with CoreComm's automated attendant. This allows CoreComm to service its customers better by ensuring that a call is delivered to a customer service representative with the skills necessary to handle the customer.

    - CoreComm has integrated an auto-dialer with its collections system, which has significantly increased collection agent productivity and effectiveness.

ATX (BUSINESS SERVICES)

    We acquired ATX on September 29, 2000. ATX offers its customers a full range of high-speed communications services including long distance, local, wireless and network services such as network data integration, Internet access and Web consulting, development and hosting throughout the New York-Virginia corridor. In addition, ATX offers Advanced Communications Solutions products tailored to meet the needs of its business customers, such as conference calling, travel services, pre-paid calling, enhanced fax and PC-based billing. Customers are billed on a single, consolidated invoice, delivered by traditional means or near real time Web-based billing that allows the customer to sort the information to detail calling patterns.

    BUSINESS PRODUCTS AND SERVICES

    ATX offers its customers, principally businesses, a full range of broadband communications services. ATX's current product offerings include:

    LONG DISTANCE. ATX has offered switched and dedicated long distance services since its inception in 1985. Long distance services include inbound/outbound service, international, 800 or 888 service and calling card telephone service. ATX currently provides intraLATA and interstate long distance services nationwide and international termination worldwide. ATX also offers a full line of Advanced Communications Solutions along with long distance and Internet-based call management, traveling calling cards, fax broadcasting, voice mail, conference calling and enhanced call routing services.

    LOCAL. ATX's local service was introduced in April 1998. ATX captures market share direct or as a reseller of local service and then migrates customers on-switch to provide services on an unbundled network element basis.

    NETWORK SERVICES. ATX offers a complete high-speed network solution to its customers. These services include network data integration for private line services, Internet services, Web design, development, hosting and consulting services.

    INTERNET SERVICES. ATX utilizes a state-of-the-art network to deliver Internet access designed for business use, ensuring high-speed, stable connectivity to a global resource of information. ATX customers are connected via high-speed dedicated lines, from 56K up to DS3.

    WEB SERVICES/E-COMMERCE. ATX is able to facilitate virtually every aspect of establishing and maintaining an interactive global presence in Web services. The various segments of Web services include Web design, hosting, electronic commerce, Intranet development, database integration, Internet marketing and Internet security.

    CONSULTING SERVICES, LOCAL AREA NETWORK/WIDE AREA NETWORK DATA INTEGRATION. ATX's network services and integration unit assists osganizations in the design, construction, implementation and management of practical local and wide area networks. This business unit manages local area network/wide area network data integration for private line services, Internet network and integrated services digital network, as well as professional consulting services and hardware/software sales. ATX develops solutions while educating clients on specific business applications and the technology that make them possible. Consulting services include wide area network architecture and implementation, router and CSU configuration, local area network switching, electronic commerce, cabling and VLAN design and set-up.

    WIRELESS. ATX offers portable tools that enable wireless contact throughout the United States. ATX offers wireless services primarily as a customer retention tool, consisting of both cellular and paging service. ATX offers digital and analog cellular services as well as ESMR service, which is two-way radio and digital cellular service, through Nextel.

    BUSINESS SALES AND MARKETING

    The ATX sales model is based on its consultative sales approach, its proprietary marketing and training tools, the experience of its sales force, its "farm-team" training and career development program, and its shared vision and incentive structure to reward individual and team performance objectives.

    Each sale begins with an evaluative consultation that investigates the telecom needs of the customer. The ATX sales consultant then designs a tailored, integrated and cost-effective telecom platform that addresses the specific customer's communications needs. The level of the sales consultant's telecom and customer knowledge necessary to sell successfully can be achieved only through significant training, mentoring and devotion of corporate resources.

    ATX has an experienced and long-tenured sales force. Over 25% of ATX's senior sales force professionals have been with ATX for more than five years, and 18 out of 22 members of the sales management team have been promoted from within the ATX organization. ATX's 250 sales personnel are organized in ten teams, including sales consultants at all levels.

    CUSTOMERS AND PROPRIETARY SYSTEMS

    CUSTOMERS. Approximately ninety percent of ATX's customers are located in the New York-Virginia corridor. No single customer represents more than 2% of total sales. These customers are typically under-served by the incumbent local exchange carrier and value ATX's ability to provide an integrated complement of advanced telecommunications and consulting services on one bill. All of ATX's revenues are from end-users, with no wholesale, carrier or reciprocal compensation revenues. In addition, a large portion of ATX's customers are in industries, such as health services, insurance, legal services, banking and transportation, that have a high demand for data intensive and comprehensive telecommunication services.

    MANAGEMENT INFORMATION SYSTEMS. ATX has invested in the construction of a series of proprietary software applications and an extensive corporate Intranet in its efforts to achieve a paperless work environment in which all job critical information is readily available online. ATX's employees can use the corporate Intranet to access detailed product and corporate information, industry research and updates, competitive intelligence files, online training and certification, calendars, a personnel directory, community activities, philanthropic organizations, and other important content from the convenience of their desktops. Online forms and sophisticated e-mail applications have further increased productivity by enhancing communications at ATX.

    ATX currently utilizes internally developed proprietary systems for integrated order management and provisioning, as well as for customer relations management. For billing, ATX uses a combination of an external service bureau and proprietary software.

VOYAGER (INTERNET SERVICES)

    We acquired Voyager on September 29, 2000. Voyager is a large Internet communications company focused in the Midwestern United States. Voyager provides high-speed data communications services and Internet access to residential and business subscribers. Services include providing dedicated telecommunications services to business, cable modem access, dial-up Internet access, Web-hosting, electronic commerce, situating servers at a common location and long distance phone services. Voyager operates the largest dial-up Internet network in the Midwest in terms of geographic coverage, with approximately 150 Voyager-owned points of presence in Michigan, Wisconsin, Ohio, Illinois, Indiana and Minnesota. Voyager has competitive local exchange carrier status in Michigan, Ohio, Indiana and Wisconsin.

    INTERNET PRODUCTS AND SERVICES

    INTERNET ACCESS SERVICES. Voyager offers Internet access services to residential subscribers and dedicated, web hosting, and dial-up Internet access to business customers. By selecting between the various types of access services and pricing plans available, subscribers can select services that fit their specific needs.

    Dial-up Access. Voyager's residential access services are designed to provide subscribers with reliable Internet access through standard dial-up modems. Voyager's dial-up Internet access service includes:

    -    local access numbers;

    -    personal Web space;

    -    multiple e-mail accounts;

    -    toll-free customer support;

    -    light usage plans; and

    -    Internet chat and news groups.

    Voyager also offers prepaid plans for quarterly, semi-annual and annual access. A majority of its residential subscribers pay their monthly fee automatically by a pre-authorized monthly charge to their credit card. Additional service options include Web content filter service, e-mail alias (forwarding) and national toll-free roaming service.

   Dedicated Access. Voyager offers high-speed dedicated connections to both business and residential subscribers at a range of speeds using traditional telecommunications lines and frame relay communications services for those customers requiring greater speed and reliability.

   Cable Modems. Through a reseller arrangement with Millennium Digital Media Systems, L.L.C., Voyager offers high-speed Internet access in certain locations through the use of modems integrated with local cable television networks and provides the technical and billing support to this fast-growing segment of the Internet access business.

   WEB SERVICES. Voyager's Web services help organizations and individuals implement their Web site and e-commerce goals. Voyager offers various Web hosting and other services that enable customers to establish a Web site presence without maintaining their own Web servers and high-speed connectivity to the Internet.

   Web Hosting. Voyager offers a diverse range of shared, dedicated and co-location Web hosting services for small and medium businesses. Voyager's Web hosting service includes state-of-the-art Web servers, high-speed connections to the Internet at its network operations centers, and registration of Voyager's customers' domain name and Internet address. Voyager also offers Web page design, development, maintenance and traffic reporting and consulting services.

   Co-location. Voyager offers co-location services, providing telecommunications facilities for customer-owned Web servers, for customers who prefer to own and have physical access to their servers but require the reliability, security and performance of its on-site facilities. Voyager's co-location customers house their equipment at Voyager's secure network operating centers and receive direct high-speed connections to the Internet.

   E-commerce. Voyager has launched a suite of Web hosting and e-commerce solutions that enable businesses to easily and affordably create Web sites and sell their products and services over the Internet. The product suite includes EasyWeb, which allows a business to quickly create a Web site online through a series of menu-driven screens and templates, and EasyShop, a comprehensive e-commerce solution, which allows businesses to accept real-time credit card purchases via their Web site.

    Local Content. The Voyager portal is a web site including personalized local news and weather, sports, entertainment, finance, stock quotes, shopping, classifieds and chat services for Voyager customers. Content is automatically tailored to individual customers using a database driven process that presents customers with location-specific information. Customers can also customize the layout and specific content options available to them. Content is made available through revenue sharing and co-branding agreements with organizations including CMGI Inc.'s MyWay.com, Wizshop.com, Amazon.com, and local media. Customers access the portal page at www.voyager.net.

   OTHER SERVICES AND OFFERINGS. Voyager also offers other enhanced communications services to meet the one-stop shopping demands of residential and business customers.

    Virtual Private Networks. Voyager's custom virtual private networks solutions enable its customers to deploy tailored, Internet protocol-based mission-critical business applications for internal enterprise, business-to-business and business-to-customer data communications on its network while also affording high-speed access to the Internet. Voyager offers its customers a secure network on which to communicate and access information between an organization's geographically dispersed locations, collaborate with external groups or individuals, including customers, suppliers, and other business partners and use the Web to access information on the Internet and communicate with other Web users.

   Long Distance and other Telecommunications. Voyager currently resells long distance telecommunications services as well as an 800 service, calling cards and prepaid cards to its Internet customers through its VoyagerLink operations. Voyager currently offers this interstate and intrastate long-distance service to its customers at a fixed rate per minute, with no set-up or monthly charges. Voyager also has begun offering bundled voice and data services to customers who seek Internet access and telecommunications services from a single source.

     INTERNET SALES AND MARKETING

     MARKETING. Voyager's marketing philosophy is based on the belief that a consumer's selection of an Internet service provider is often strongly influenced by a personal referral. Accordingly, Voyager believes that the customer satisfaction of its subscriber base has led to significant word-of-mouth referrals. Voyager's referral incentive program awards subscribers one month of free service for every customer referred. As a result, over 70% of new sign-ups come from existing subscriber referrals. Voyager's proprietary customer care and billing system automatically tracks and credits the subscriber's account, thus providing Voyager with valuable marketing information and flexibility with this program. Voyager also markets its services through strategic relationships with value added resellers in the local communities, such as computer stores, trade associations, unions, Web development companies, local area network administrators and other retail stores which represent and promote Voyager on a commission basis. These relationships are a significant source of new customers. Voyager does not use mass marketing media as a major source of acquiring new customers, but instead believes that by providing superior customer service and developing strong relationships within local communities, particularly in small- and medium-sized markets, Voyager can continue to grow at rates greater than the industry average with very low costs per new customer acquired.

    WEB-BASED MARKETING. Voyager maintains a Web site (www.voyager.net) that provides Internet users with the opportunity to learn about Voyager and enroll in one of its Internet access service plans. Upon viewing information on Voyager's services, potential customers can either subscribe online or contact a customer support employee for enrollment. Customers who sign up online or through Voyager's toll-free number have their accounts created immediately and are thus able to use their accounts within minutes of account activation.

    FREE CDS AND DISKETTES. Upon the request of prospective customers, Voyager distributes free software via CD and diskettes that contain both the Netscape browser software for Windows 95, Windows 3.1 and Macintosh as well as Microsoft's Internet Explorer 4.0. The software is configured to facilitate installation and connection to a Voyager point of presence. Individuals receiving the CD or diskettes have the opportunity to obtain the free browser software contained on the CD by opening an account with Voyager, either online or via a toll-free telephone number. New customers can be online in a matter of minutes after opening an account online or by calling Voyager's toll-free telephone number.

    BUSINESS SALES AND SUPPORT. Voyager has a business sales and support team dedicated to selling and providing customized support to its growing small- and medium-sized business customers. Voyager's business teams include support personnel located throughout its target region. This strong local presence allows it to meet face-to-face with its business customers to evaluate their needs and respond with customized solutions. Voyager's locally-based sales and support teams are supported by additional network engineers at its headquarters for trouble-shooting on specific problems.

    CUSTOMER SERVICE AND TECHNICAL SUPPORT

    Voyager provides its customer service and technical support through two large call centers located in East Lansing, Michigan and New Berlin, Wisconsin. Voyager provides 100% of its customer care internally and does not outsource any customer operations to third party providers. Voyager has staffed its call centers with over 260 employees, or more than 50% of its workforce. Voyager's two main centers are fully-integrated so that both centers can handle calls from subscribers located anywhere within the region. This interoperability allows Voyager to more efficiently handle support calls, thus reducing telephone hold times. Voyager has upgraded its phone system that routes calls, tracks important call-in data, automatically answers certain questions and moves customers quickly through the call-in process. Its comprehensive staff training program and incentive compensation program linked to customer satisfaction has led to significant improvements in the time required to move subscribers through the various calling queues. In addition to using Voyager's call centers, subscribers can also e-mail questions directly to technical support staff, as well as find solutions online through the use of the tutorials found at Voyager's Web site. Voyager's free Internet training and educational classes within its markets also allow its customers and potential subscribers to ask questions about the Internet and Voyager's services.

    NETWORK AND TECHNOLOGY

    NETWORK INFRASTRUCTURE. Voyager designed and built its network to specifically service Internet (data) traffic. The network is comprised primarily of the latest Cisco Systems and Juniper Networks routing and switching equipment, which provides a common platform for increased flexibility and maintenance while allowing for the use of advanced routing protocols to quickly and dependably deliver customer traffic. Voyager has two network operating centers to oversee traffic flows and general network operations, as opposed to a single network operating center as found in many national networks, which helps create redundancy and ensures a secure and reliable network. Voyager is continuously improving its network infrastructure and connectivity costs through its relationships with incumbent local exchange carriers such as Ameritech Corporation and GTE Corporation as well as with competitive local exchange carriers such as Brooks Fiber (MCI WorldCom), Phone Michigan (McLeodUSA), Time Warner, Coast to Coast and Focal Communications.

    Voyager's points of presence are linked to regional network points, or hubs, which are its two network operating centers. These network points are linked to the Internet by fiber optic connections and employ asynchronous transfer mode, frame relay and other methods of handling traffic efficiently. Interlinked network points allow Internet users to access sites located on other network points. In the event that one of its subscribers wishes to access a Web site that is located on another service provider's network, data is directed to a network access point where information sharing is conducted under arrangements known as peering. The flow of information across a network access point allows information to be downloaded from one service provider's network to a subscriber on another service provider's network.

    POINTS OF PRESENCE. Voyager's approximately 150 dial-in points of presence primarily utilize digital access servers manufactured by 3Com Corporation and Lucent Technologies, Inc. These servers allow for a variety of customer connections from standard dial-up to traditional telecommunications lines, including integrated digital services network. Voyager's network has been reconfigured to include redundant data circuits which will automatically route customer traffic in the event of a failure. Voyager's network topology offers high levels of performance and security. Through various relationships with competitive local exchange carriers, Voyager has been able to reduce the overall number of points of presence by consolidating several of them into "SuperPOPs" with expanded calling areas. The SuperPOP allows Voyager to consolidate its equipment into one large modem bank and eliminate various telecommunication links from its points of presence back to the network operating center, thereby creating enhanced network reliability and reducing telecommunication costs. Voyager has worked with its providers to create additional SuperPOPs and Voyager intends to explore opportunities to create additional SuperPOPs in the future.

    NETWORK OPERATION CENTERS. Voyager has two main network operation centers, or hubs, in East Lansing, Michigan and New Berlin, Wisconsin. These two hubs house all of its internal network equipment, including servers, routers, mail, hosting and disk arrays, as well as its main routing equipment and connection to the Internet. The two hubs have been interconnected to provide redundancy and to ensure the highest quality network. The hubs are monitored on a 24 hours per day, seven days per week basis in order to provide the highest level of network performance.

    PEERING RELATIONSHIPS. Peering is the act of exchanging data across networks, typically at specific, discrete locations. By allowing separate networks to exchange data, users on a particular Internet service provider's network are able to access information and communicate with users on another provider's network. Many formal peering points exist where several dozen Internet service providers and other providers exchange data, including network access points. Internet service providers can also run connections to peer with several different providers, known as multihoming. Multihoming allows an Internet service provider to provide better service, as inbound and outbound data can go over different routes if a particular network is overloaded. Voyager has relationships at multiple points with several different organizations, including Verio, Inc. in Ann Arbor, Michigan, NAP.net in Chicago, Illinois and MCI and Savvis in Kalamazoo, Michigan, thus building in network redundancy that allows for better connectivity for its customers.

    INTEGRATING ACQUIRED NETWORKS. One of Voyager's tasks is to configure the acquired equipment and network into its regional Internet-based network. Voyager has taken steps to gain scale economies by eliminating redundant and expensive Internet connectivity and better utilizing Voyager's current infrastructure. Its integration plan calls for connecting the acquired points of presence directly to its network at the most cost effective point and eliminating duplicate Internet telecommunication costs. Voyager typically connects within three to six months after the acquisition so as to allow for a prompt yet smooth integration of the acquired networks and to reduce service disruptions.

    INTELLECTUAL PROPERTY

    Voyager has developed and acquired certain proprietary rights for which it has sought and will continue to seek federal, state and local protection. Voyager relies on a combination of copyright, trademark and trade secret laws to protect its proprietary rights, particularly related to its names and logos. "Voyager.net" and the associated logo are names and marks which belong to Voyager. In addition, Voyager has registered VoyagerLink and several other names, marks and logos, and has additional registrations pending for names and marks, under which it does business at local levels within its region. An integral part of its successful business strategy is its proprietary Web-based customer care and billing system. Voyager is exploring whether to seek patent protection with respect to this customer care system and will act accordingly. Voyager has each of its employees enter into an inventions agreement under which each agrees that any intellectual property rights developed while in Voyager's employment belong to Voyager. Voyager cannot assure you that the steps taken by it to protect its proprietary rights will be adequate to prevent misappropriation of its technology or that third parties, including competitors, will not independently develop technologies that are substantially equivalent or superior to its proprietary technology.

    In connection with the delivery of its access and other services, Voyager relies on the use of products of software manufacturers that it bundles in its software for users with personal computers operating on the Windows or Macintosh platforms. While some of the applications included in its start-up kit for access service subscribers are shareware that it has obtained permission to distribute or that are otherwise in the public domain and freely distributable, certain other applications included in the start-up kit have been licensed where necessary. Voyager currently intends to maintain or negotiate renewals of all existing software licenses and authorizations as necessary, although Voyager cannot be certain that such renewals will be available to it on acceptable terms, if at all. Voyager may also enter into licensing arrangements in the future for other applications.

COMPETITION

   The telecommunications industry and all of its segments are highly competitive and many of our existing and potential competitors have greater financial, marketing, technical and other resources than we do. Competition for our products and services is based on price, quality, network reliability, service features and responsiveness to customers' needs.

COMPETITIVE LOCAL EXCHANGE CARRIER

    In each of our markets, we face competition from incumbent local exchange carriers, including Ameritech and Verizon, as well as other providers of telecommunications services, other competitive local exchange carriers and cable television companies. In the local exchange markets, our principal competitor will be the incumbent local exchange carriers. We also face competition or prospective competition from one or more competitive local exchange carriers. For example the following companies have each begun to offer local telecommunications services in major U.S. markets using their own facilities or by resale of the incumbent local exchange carrier's services or other providers' services: AT&T, MCI WorldCom, ICG, XO Communications and Sprint.

    Some of our competitors, including AT&T, MCI WorldCom and Sprint, have entered into interconnection agreements with Ameritech in states in which we operate. These competitors either have begun or in the near future likely will begin offering local exchange service in those states. In addition to these long distance service providers and existing competitive local exchange carriers, entities that currently offer or are potentially capable of offering switched telecommunications services include:

    -    wireless telephone system operators;

    -    large customers who build private networks;

    -    cable television companies; and

    -    other utilities.

   Competition in our competitive local exchange carrier business will continue to intensify in the future due to the increase in the size, resources and number of market participants. Many facilities-based competitive local exchange carriers have committed substantial resources to building their networks or to purchasing competitive local exchange carriers or inter-exchange carriers with complementary facilities. By building or purchasing a network or entering into interconnection agreements or resale agreements with incumbent local exchange carriers, including regional Bell operating companies and inter-exchange carriers, a provider can offer single source local and long distance services similar to those offered by us. Such additional alternatives may provide such competitors with greater flexibility and a lower cost structure than ours. Some of these competitive local exchange carriers and other facilities-based providers of local exchange service are acquiring or being acquired by inter-exchange carriers. These combined entities may provide a bundled package of telecommunications products, including local and long distance telephony, that is in direct competition with the products offered or planned to be offered by us.

INTERNET

    The Internet services market is also extremely competitive. We compete directly or indirectly with the following categories of companies:

    - established online services, such as America Online, the Microsoft Network and Prodigy;

    - local, regional and national Internet service providers, such as Earthlink/MindSpring and Internet America;

    -    national telecommunications companies, such as AT&T and MCI;

    - providers of Web hosting, co-location and other Internet-based business services, such as Verio, Inc.;

    - computer hardware and software and other technology companies that provide Internet connectivity with their products, including IBM and Microsoft Corporation;

    - national long distance carriers such as AT&T Corporation, MCI WorldCom and Sprint Corporation;

    - regional Bell operating companies, such as Bell Atlantic, now Verizon, and Ameritech, and local telephone companies;

    -    cable operators, including Tele-Communications, Inc. and Time
         Warner Cable;

    -    nonprofit or educational Internet service providers; and

    -    online cable services, such as Excite@Home and Roadrunner.

        We believe that the primary competitive factors determining success as an Internet service provider are:

    -    accessibility and performance of service;

    -    quality customer support;

    -    price;

    -    access speed;

    -    brand awareness;

    -    ease of use; and

    -    scope of geographic coverage.


   Many of the major cable companies and some other Internet access providers offer Internet connectivity through the use of cable modems. Other alternative service companies have also announced plans to enter the Internet connectivity market with various wireless terrestrial and satellite-based service technologies. In addition, several competitive local exchange carriers and other Internet access providers have launched national or regional digital subscriber line programs providing high speed Internet access using the existing copper telephone infrastructure. Several of these competitive local exchange carriers have announced strategic alliances with local, regional and national Internet service providers to provide broadband Internet access. We also believe that manufacturers of computer hardware and software products, media and telecommunications companies and others will continue to enter the Internet services market, which will also intensify competition. Any of these developments could materially and adversely affect our business, operating results and financial condition.

   Competition will increase as large diversified telecommunications and media companies acquire Internet service providers and as Internet service providers consolidate into larger, more competitive companies. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage. As a result, our businesses may suffer.

   Our DSL service offering also faces competition from the traditional telephone companies, cable modem service providers, competitive telecommunications companies, traditional and new national long distance carriers, other Internet service providers, online service providers and wireless and satellite service providers.


CUSTOMER DEPENDENCE AND SEASONALITY

    We do not depend upon any single customer for any significant portion of our business. Neither our business nor the telecommunications industry are generally characterized as having a material seasonal element, and we do not expect our business or the industry to become seasonal in the foreseeable future.

EMPLOYEES

    As of December 31, 2000, we had an aggregate of approximately 2,020 employees. As of March 31, 2001, we had reduced the number of employees to approximately 1,760 as a cost saving measure. None of our employees are represented by any labor organization. We believe that our relationship with our employees is excellent.


REGULATION

OVERVIEW

    The telecommunications services we provide are subject to regulation by federal, state and local government agencies. The following summary does not purport to describe all current and proposed regulations and laws affecting the telecommunications industry. Other existing federal and state regulations and legislation are the subject of judicial proceedings, legislative hearings and administrative proposals, which could change in varying degrees the manner in which this industry operates. Neither the outcome of these proceedings nor their impact on the telecommunications industry or our business can be determined at this time. Future federal or state regulations and legislation may be less favorable to us than current regulation and legislation and therefore may have a material and adverse impact on our business and financial prospects. In addition, we may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.

    At the federal level, the FCC has jurisdiction over interstate and international services and interstate services are communications that originate in one state and terminate in another. Intrastate services are communications that originate and terminate in a single state and state public service commissions exercise jurisdiction over intrastate services. Municipalities and other local government agencies may also regulate limited aspects of our business, such as use of government-owned rights-of-way and construction permits. Our networks are also subject to numerous local regulations such as building codes, franchise and right-of-way licensing requirements.

TELECOMMUNICATIONS ACT OF 1996

    The federal Telecommunications Act, enacted in 1996, has resulted and will continue to result in substantial changes in the marketplace for telecommunications services. These changes include, at present, opening local exchange services to competition and, in the future, a substantial increase in the addressable services for us. Among its more significant provisions, the Telecommunications Act:

       o removes legal barriers to entry into all telecommunications services, such as long distance and local exchange services;

       o requires incumbent local exchange carriers (e.g., Ameritech or Bell Atlantic) to "interconnect" with and provide services for resale by competitors;

       o permits incumbent local exchange carriers, including Bell regional operating companies in some circumstances to enter into new markets, such as long distance and cable television;

       o relaxes regulation of telecommunications services provided by incumbent local exchange carriers and all other telecommunications service providers; and

       o directs the FCC to establish an explicit subsidy mechanism for the preservation of universal service.

    The FCC was also directed by Congress to revise and make explicit subsidies inherent in the access charges paid by interexchange carriers for use of local exchange carriers' services.


REMOVAL OF ENTRY BARRIERS

    The provisions of the Telecommunications Act should enable us to provide a full range of local telecommunications services in any state. Although we will be required to obtain certification from state public service commissions in almost all cases, the Telecommunications Act should limit substantially the ability of a state public service commission to deny a request for certification. The provisions of the Telecommunications Act also reduce the barriers to entry by other potential competitors and therefore increase the level of competition we will likely face in all markets affected by the Act. Please refer to the section entitled "Business--Competition."

INTERCONNECTION WITH LOCAL EXCHANGE CARRIER FACILITIES

    A company cannot compete effectively with the ILECs in the switched local telephone services market unless it is able to connect its facilities with the ILEC's facilities and obtain access to certain essential services and resources under reasonable rates, terms and conditions. The Telecommunications Act imposes a number of access and interconnection requirements on all local exchange providers, including CLECs, with additional requirements imposed on non-rural ILECs. These requirements are intended to provide access to certain networks under reasonable rates, terms and conditions. Specifically, ILECs must provide the following:

    UNBUNDLING OF NETWORK ELEMENTS. ILECs must offer access to various unbundled elements of their network. This requirement allows new competitors such as us to purchase at cost-based rates elements of an ILEC's network that may be necessary to provide service to our customers.

    DIALING PARITY. All local exchange carriers must provide dialing parity, which means that a customer calling to or from a CLEC network cannot be required to dial more digits than is required for a comparable call originating and terminating on the ILEC's network.

    TELEPHONE NUMBER PORTABILITY. Telephone number portability enables a customer to keep the same telephone number when the customer switches local exchange carriers.

    RECIPROCAL COMPENSATION. The duty to provide reciprocal compensation means that local exchange carriers must terminate calls that originate on competing networks in exchange for a given level of compensation and that they are entitled to termination of calls that originate on their network, for which they must pay a given level of compensation.

    RESALE. All local exchange carriers generally may not prohibit or place unreasonable restrictions on the resale of their services, including advanced services such as xDSL. In addition, ILECs must offer local exchange services to resellers at a wholesale rate that is less than the retail rate charged to end users.

    COLLOCATION. Subject to space and equipment use limitations, ILECs must permit CLECs to install and maintain certain types of their own network equipment in ILECs' central offices and remote terminals. The rates, terms and conditions are subject to negotiation and, failing agreement, to arbitration before state public utilities commissions.

    ACCESS TO RIGHTS-OF-WAY. All ILECs, CLECs and certain other utilities must provide access to their poles, ducts, conduits and rights-of-way on a reasonable, nondiscriminatory basis to telecommunications carriers.

    ILECs are required to negotiate in good faith with other carriers that request any or all of the arrangements discussed above. If a requesting carrier is unable to reach agreement with the ILEC within a prescribed time, either carrier may request arbitration by the applicable state commission.

    The rates charged by incumbent local exchange carriers for interconnection and unbundled network elements must be calculated using a forward-looking, incremental cost methodology, and my vary greatly from state to state. These rates must be approved by state regulatory commissions, which often follows a lengthy and expensive negotiation, arbitration, and review process. Recurring and non-recurring charges for telephone lines and other unbundled network elements may change based on the rates proposed by ILECs and approved by state regulatory commissions from time to time, which creates uncertainty about how interconnection and unbundled element rates will be determined in the future and which could have an adverse effect on our operations.

    In January 1999, the United States Supreme Court upheld the FCC's authority to adopt national pricing rules for interconnection services, unbundled network elements, and resale competitive local exchange carriers. The Supreme Court left open, however, the question of the legality of the total element long-run incremental pricing methodology adopted by the FCC. On July 18, 2000, the United States Court of Appeals for the Eighth Circuit vacated and remanded several of the FCC's pricing rules, which would require the FCC to implement a new pricing methodology that may be less favorable to competitive local exchange carriers, For example, the Eighth Circuit overturned the FCC's pricing rule that required the total element long-run incremental cost of an element to be measured based on the used of the "most efficient telecommunications technology currently available and the lowest cost network configuration." The Eighth Circuit did, however, find that the use of a forward-looking incremental cost methodology is reasonable. Portions of the Eight Circuit's July 2000 ruling have been appealed to the Supreme Court, which has decided to hear the appeal in its term beginning in October 2001. Pursuant to requests made by the FCC and the Justice Department, the Eighth Circuit had stayed aspects of its decision pending a final ruling from the Supreme Court.

    While the Telecommunications Act generally requires ILECs to offer interconnection, unbundled network elements and resold services to CLECs, ILEC-to-CLEC interconnection agreements may have short terms, requiring the CLEC to renegotiate the agreements. ILECs may not provide timely provisioning or adequate service quality, thereby impairing a CLEC's reputation with customers who can easily switch back to the ILEC.

    In February 1999, the FCC determined that calls to ISPs are interstate in nature, thus falling under the FCC's jurisdiction and outside of the scope of the Telecommunications Act's reciprocal compensation requirements. The FCC initiated a review of compensation arrangements for calls to ISPs but states that, in the meantime, parties may voluntarily include reciprocal compensation provisions in their interconnections agreements and that state commissions may order compensation for termination of ISP calls. Many states decided to leave intact existing decisions in favor of reciprocal compensation for ISP provider-bound calls. On March 24, 2000, the U.S. Court of Appeals for the D.C. Circuit overturned the FCC's decision that calls to Internet service providers are not local. The court found that the FCC had failed to explain adequately its determination that a call does not "terminate" at an ISP merely because the ISPs then originate further telecommunications that extend beyond state boundaries. In response to this court ruling, the FCC could restate its original jurisdictional conclusion, it could determine that calls to ISPs are local, or it could create a new classification for them. If it concludes that such calls are local, competitive local exchange carriers could be entitled to reciprocal compensation under the Telecommunications Act for terminating ISP-bound traffic, which could have a favorable impact on our revenues. Such a decision, however, could also potentially lead to more state control over Internet-related services, which could have a negative effect on our roll out of such services.

    Several ILECs have filed petitions at the FCC and have initiated legislative efforts to effect a waiver of the obligation to unbundle and offer services for resale with regard to high-speed data or "advanced" services. In addition, certain ILECs are seeking to provide these services on an interLATA (long distance) basis before they have been granted approval by the FCC pursuant to Section 271 of the Communications Act to enter the long distance market. Permitting ILECs to provision data services through separate affiliates with fewer regulatory requirements could have a material adverse impact on our ability to compete in the data services sector. The FCC also imposed conditions on the merger of SBC with Ameritech in October 1999and on the merger of Bell Atlantic and GTE in June 2000 that permit the provisioning of advanced data services via separate subsidiaries under various requirements, some of which expire in the near term. On January 9, 2001 the D.C. Circuit vacated portions of the Ameritech/SBC merger order, holding that the FCC could not allow the merged company to avoid statutory resale obligations by providing services through a separate subsidiary. We cannot predict whether these requirements are enforceable, nor whether they will deter anti-competitive behavior if they are enforceable. Bell Atlantic's, now Verizon's, application for long distance service in New York and SBC's application for long distance in Texas, Kansas and Oklahoma have been approved subject to similar separate subsidiary provisions. These areas of regulation are subject to change through additional proceedings at the FCC or upon further judicial review.

    The FCC has adopted rules requiring incumbent local exchange carriers to provide collocation to competitive local exchange carriers for the purpose of interconnecting their competing networks. Under the rules adopted by the Local Competition Orders incumbent local exchange carriers are required to provide either physical collocation or virtual collocation at their switching offices. FCC rules make it easier and less expensive for competitive local exchange carriers to obtain collocation at incumbent local exchange carrier central offices by, among other things, restricting the local exchange carriers' ability to prevent certain types of equipment from being collocated and requiring incumbent local exchange carriers to offer alternative collocation arrangements to competitive local exchange carriers. On March 17, 2000, however, the U.S. Court of Appeals for the D.C. Circuit overturned several of these collocation rules finding that the FCC had failed to make a determination about whether all the types of equipment incumbent local exchange carriers are required to collocate is "necessary" for interconnection or access to separate elements. According to the court, such a determination is required under the Telecommunications Act. The court also rejected other FCC rules that permit competitive local exchange carriers to cross-connect their equipment in any unused space in an incumbent local exchange carrier central office. The court stated that the FCC failed to explain how cross-connects between competitive local exchange carriers are necessary for interconnection with or access to the separate elements of the incumbent local exchange carriers. The immediate impact of these rulings is that incumbent local exchange carriers may seek to hinder physical collocation, driving up collocation costs. The FCC will have the opportunity to offer explanations for its decisions, but these explanations may not be issued in the near future. The March 17, 2000 order did uphold FCC rules regarding cost allocation and imposing the requirement that incumbent local exchange carriers provide cageless and adjacent collocation.

    While ultimately the FCC could provide reasoned explanations for its current collocation requirements, the uncertainty created by this court decision could provide incumbent local exchange carriers with a basis for refusing to collocated multi-function equipment or provide collocation in a timely and efficient manner. This could have a negative impact on our network deployment plans.

    On December 9, 1999, the FCC released its line sharing order that requires ILECs to offer line sharing as an unbundled network element by June 6, 2000. Line sharing permits CLECs to use a customer's existing line to provide DSL services while the ILEC continues to use the same line to provide voice service. Prices for line sharing will be set by the states based on a cost methodology adopted by the FCC. The decision has been appealed. In the meantime, a number of Bell regional operating companies have reached agreements to provide line sharing at no or at very low cost, subject to a true-up once the applicable state commission sets a price. These cost-based line sharing charges may improve the business outlook for our Internet-related products and services initiatives.

    SBC, through its Project Pronto, is changing its network architecture. These changes may have an impact on CoreComm's ability to interconnect and collocate for the provision of DSL Services. One of the changes is the replacement of copper lines with fiber lines in certain parts of the SBC network. Currently, many types of DSL services can be transmitted only over copper lines. Another change involves a reduction in the size of remote terminal facilities in SBC's network. This limits the space available for CoreComm and other providers to place their DSL equipment in those remote terminal facilities. SBC may also be deploying DSL-related equipment that is not compatible for interconnection with competitors' DSL equipment.

    In addition to requiring the incumbent local exchange carriers to open their networks to competitors and reducing the level of regulation applicable to competitive local exchange carriers, the Telecommunications Act also reduces the level of regulation that applies to the incumbent local exchange carriers, thereby increasing their ability to respond quickly in a competitive market. For example, the FCC has applied "streamlined" tariff regulation of the incumbent local exchange carriers, which shortens the requisite waiting period before which tariff changes may take effect. These developments enable the incumbent local exchange carriers to change rates more quickly in response to competitive pressures. The FCC has also adopted heightened price flexibility for the incumbent local exchange carriers, subject to specified caps. If exercised by the incumbent local exchange carriers, this flexibility may decrease CoreComm's ability to compete effectively with the incumbent local exchange carriers in its markets.

    The Telecommunications Act also gives the FCC authority to decide to forebear from regulating carriers if it believes regulation would not serve the public interest. The FCC is charged with reviewing its regulations for continued relevance on a regular basis. As a result of this mandate, a number of regulations that apply to competitive local exchange carriers have been, and others may in the future be, eliminated. We cannot, however, guarantee that any regulations that are now or will in the future be applicable to us will be eliminated.

    Congress this term may consider a number of bills that would deregulate to various degrees the provision of long distance and advanced services by ILECs. These regulatory or legislative outcomes could have an adverse effect on our ability to obtain access to the network elements necessary for the provision of advanced services to our customers or to compete with ILECs in the provision of such services.

LOCAL EXCHANGE CARRIER ENTRY INTO NEW MARKETS

    Our principal competitor in each market we enter is the ILEC. Certain of these carriers, the RBOCs are currently permitted to provide long distance services to customers outside of their local service areas and in conjunction with their mobile telephone service offers, but they are prohibited from providing long distance services that originated in that states where they provide local telephone service, which is referred to as in-region long distance service. Section 271 of the Telecommunications Act established procedures under which RBOCs can provide in-region long distance services in a state after receiving approval from the FCC. To obtain approval, the RBOC must comply with a competitive checklist that incorporates, among other things, the interconnection requirements discussed above. Please refer to the section entitled "--Interconnection with Local Exchange Carrier Facilities." RBOCs are currently permitted to provide landline long distance services to customers outside of their local service areas and in conjunction with their mobile telephone service offerings.

         Approval from the FCC under Section 271 will enable a RBOC to provide customers with a full range of local and long distance telecommunications services. The provision of landline long distance services by RBOCs is expected to reduce the market share of the major long distance carriers, which may be significant customers of our services. Consequently, the entry of the RBOCs into the long distance market may have adverse consequences on the ability of CLECs both to generate access revenues from the IXCs and to compete in offering a package of local and long distance services. On December 22, 1999, the FCC approved an application filed by Bell Atlantic, now Verizon, seeking authority to begin providing long distance services to customers located in the State of New York. This action represents the first Section 271 approval by the FCC, which on June 30, 2000, also approved SBC's application for Section 271 authority in Texas. We anticipate that Verizon, SBC and other RBOCs will soon initiate similar proceedings to obtain long distance service authority in other state in which we operate or plan to operate. For example, Verizon already has begun the necessary regulatory review process in the Commonwealth of Massachusetts.

COMPETITIVE LOCAL EXCHANGE CARRIER INTERSTATE ACCESS CHARGES

     In addition to charging other carriers reciprocal compensation for terminating local traffic, CoreComm also collects access charges from carriers for originating and terminating inter-exchange traffic. Some inter-exchange carriers, including AT&T and Sprint, have challenged the switched access rates of certain competitive local exchange carriers, and have withheld some payments for the switched access services that they continue to receive. Although no formal complaints have been filed against us, AT&T and Sprint have filed complaints against other competitive local exchange carriers asserting that such competitive local exchange carriers' service charges for switched access services are higher than those of the incumbent local exchange carriers serving the same territory, and are therefore unjust and unreasonable. These inter-exchange carriers have refused to pay competitive local exchange carriers any originating access charges in excess of the corresponding incumbent rate. Because our access charges are appreciably less than those of some competitive local exchange carriers, and are lower than the access charges of smaller incumbents having traffic volumes similar to ours, we do not expect the FCC to require any appreciable reduction in our tariffed rates. In addition, in June 2000, the FCC denied the first complaint brought by Sprint against another competitive local exchange carrier based solely on a comparison of the rates of the competitive local exchange carrier to those of incumbent local exchange carriers in the same territory.

RELAXATION OF REGULATION

     Through a series of proceedings, the FCC has established different levels of regulation for "dominant carriers" and "non-dominant carriers." As a non-dominant carrier, we are subject to relatively limited regulation by the FCC. However, at a minimum, we must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory.

     One goal of the Telecommunications Act is to increase competition for telecommunications services and thus reduce the need for regulation of these services. To this end, the Telecommunications Act requires the FCC to streamline its regulation of incumbent local exchange carriers and permits the FCC to forbear from regulating particular classes of telecommunications services or providers. Since we are a non-dominant carrier and, therefore, are not heavily regulated by the FCC, the potential for regulatory forbearance likely will be more beneficial to the incumbent local exchange carriers than to us in the long run.

     The Telecommunications Act requires all common carriers, including us, to charge just and reasonable rates for their services and to file schedules of these rates with the FCC. These schedules are known as "tariffs" and they represent a contract between a carrier and its customers. The Telecommunications Act permits the FCC to "forbear" from enforcing certain provisions of the Telecommunications Act and the FCC has used this authority to determine that it is in the public interest to prohibit non-dominant carriers from filing tariffs for their interstate services. This decision of the FCC and its "mandatory detariffing" was recently affirmed by the U.S. Court of Appeals for the D.C. Circuit. Currently, the FCC is not permitting non-dominant carriers to file new tariffs and will require existing tariffs to be withdrawn by 2001. The FCC's preclusion of non-dominant interstate carriers from filing tariffs may increase our exposure to litigation. Currently, tariffs contain provisions limiting the liability of providers on a variety of issues. In the absence of filed tariffs, carriers would have to rely on negotiated contracts with each customer to provide these liability limitations.

     Another FCC decision permits, but does not require, competitive local exchange carriers to file tariffs for the charges that they levy on interstate long distance carriers for completing calls to competitive local exchange carriers' customers. Proposals are pending before the FCC to make detariffing of access services mandatory for competitive local exchange providers. See "Government Regulation of the Telecommunications Services Business -- Universal Service and Access Charge Reform" below.

UNIVERSAL SERVICE AND ACCESS CHARGE REFORM

     On May 8, 1997, the FCC issued an order implementing the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service. This order requires all telecommunications carriers providing interstate telecommunications services, including us, to contribute to universal service support for schools, libraries and rural health care programs. Our contribution to the federal support funds is calculated based on a percentage of our gross end-user interstate and international telecommunications revenue. Although we have already begun contributing to the federal universal service and high cost funds, the amount of our required contribution changes each quarter. Various states are also in the process of implementing their own universal service programs. We are currently unable to quantify the amount of subsidy payments that we will be required to make and the effect that these required payments will have on our financial condition.

     On July 30, 1999, the United States Court of Appeals for the Fifth Circuit overturned some of the FCC's rules governing the collection and distribution of those payments. In October 1999, the FCC released two orders in response to the Fifth Circuit's decision. One order permits incumbent local exchange carriers to continue to recover their universal service contributions from access charges or to establish end-user charges. The second order changed the contribution basis for school/library funding to eliminate calculations based upon intrastate revenues. A number of parties have petitioned the Supreme Court to review the Fifth Circuit's decision. The Supreme Court recently agreed to decide the constitutionality of the FCC's methodology used to compute universal service support payments.

     In May 1999, the FCC adopted a framework for a new, forward-looking, high-cost support mechanism that will provide support for non-rural telecommunications carriers. The FCC stated that the support mechanism will be used only to determine federal support and will not impose any obligation on a state to impose intrastate surcharges. It is not possible to determine at this time what effect this ruling will have on the level of contributions we are required to make to either the federal or various state universal service programs, or if it will become easier for us to become qualified as recipients of universal service funds when we serve high-cost areas.

     In a related proceeding, on May 16, 1997, the FCC issued an order implementing reforms to its access charge rules. Access charges are charges imposed by local exchange carriers on long distance providers for access to the local exchange network, and are designed to compensate the local exchange carrier for its investment in the local network. The FCC regulates interstate access and the states regulate intrastate access. This order required incumbent local exchange carriers to substantially decrease over time the prices they charge for switched and special access and changed how access charges are calculated. These changes are intended to reduce access charges and shift certain usage-based charges to flat-rated, monthly per-line charges. To the extent that these rules are effective in reducing access charges, our ability to offer customers lower-cost access services might be impaired.

         On August 27, 1999, the FCC issued an order implementing further reforms to its access charge rules. The FCC's order granted most local exchange carriers greater pricing flexibility and instituted other access charge reforms designed to increase competition and reduce access charges. These changes could impair our ability to offer customers lower-cost access services. The FCC also issued a notice of proposed rulemaking, proposing additional pricing flexibility. In addition, the FCC has initiated a proceeding to consider whether to adopt rules constraining competitive local exchange carrier access charges. To the extent competitive local exchange carrier access charges are reduced, our revenue could decrease.

     On May 31, 2000, the FCC issued an order adopting an integrated interstate access reform and universal service proposal put forth by a coalition of incumbent local exchange carriers and inter-exchange carriers. These reforms are aimed primarily at price cap (incumbent) local exchange carriers, but it is too early to assess what impact, if any, they will have on CoreComm.

     Some state public service commissions have adopted rules or are currently considering actions to preserve universal services and promote the public interest.

LOCAL GOVERNMENT AUTHORIZATIONS

     Many jurisdictions where we may provide services require license or franchise fees based on a percentage of certain revenues. Because the Telecommunications Act specifically allows municipalities to charge fees for use of the public rights-of-way, it is likely that jurisdictions that do not currently impose fees will seek to impose fees in the future. However, the amount and basis of these fees have been successfully challenged by several telecommunications service providers. Federal courts have struck down municipal ordinances that:

    - do not relate the fees imposed under the ordinance to the extent of a provider's use of the rights-of-way;

    - do not relate the fees imposed under the ordinance to the costs incurred by the local government in maintaining the rights-of-way; or

    - seek to impose fees based on a concept of the "value" of the use to the provider by relating the fees to provider revenues.

     Additionally, because the Telecommunications Act requires jurisdictions to charge non-discriminatory fees to all telecommunications providers, telecommunications providers are challenging municipal fee structures that excuse other companies, particularly the incumbent local exchange carriers, from paying license or franchise fees, or allow them to pay fees that are materially lower than those that are required from new competitors such as us. A number of these decisions have been appealed and, in any event, it is uncertain how quickly particular jurisdictions will respond to the court decisions without a specific legal challenge initiated by us or another competitive local exchange carrier to the fee structure at issue.

REGULATION OF RESELLERS

     The FCC has defined resale as any activity in which a party, the reseller, subscribes to the services or facilities of a facilities-based provider, or another reseller, and then re-offers communications services to the public for profit, with or without adding value. Resellers are common carriers generally subject to all rules and regulations placed on providers of the underlying services by either the FCC or the states in which they operate. The FCC has held that prohibitions on the resale of common carrier services are unjust, unreasonable, and unlawfully discriminatory in violation of the Telecommunications Act. Accordingly, all common carriers must make their services available for resale at rates, terms, and conditions that do not unreasonably discriminate against resellers. The Telecommunications Act imposes the additional duty upon incumbent local exchange carriers to make their services available for resale at wholesale rates. The FCC adopted specific requirements for determining these wholesale rates for local telecommunications services. While the United States Supreme Court upheld the FCC's authority to adopt these rules, the FCC's specific pricing rules remained subject to further judicial review.

     On July 18, 2000, the United States Court of Appeals for the Eighth Circuit vacated the FCC's rule that required the incumbent local exchange carriers to exclude all costs that reasonably can be avoided when an incumbent local exchange carrier provides a telecommunications service for resale at wholesale rates to a requesting carrier. The Eighth Circuit ruled that incumbent local exchange carriers should only exclude those costs that an incumbent local exchange carrier will actually avoid incurring in the future. To the extent that the cost of resale services increases as a result of this Eighth Circuit decision, our operating expenses could increase. This Eighth Circuit ruling may be appealed to the Supreme Court.

     As to other telecommunications service providers, such as competitive local exchange carriers and wireless providers, there is no regulation that requires them to give discounts to resellers below the rates offered to end users of the same quantities of similar services. The FCC's requirement that wireless providers offer resale services is currently set to expire on November 24, 2002.

INTERNATIONAL OPERATIONS

     We already provide international resale services and may ultimately expand our operations to other countries. The FCC requires every carrier that originates international telecommunications from within the U.S., either through the use of its own facilities or on a resale basis, to secure in advance an authorization from the FCC under Section 214 of the Telecommunications Act. Additionally, these carriers must file with the FCC a tariff containing the rates, terms, and conditions of their international service offerings. We hold a Section 214 Authorization for both facilities-based and resale international services and have filed a tariff for our international resale services.

INTERNET REGULATION

     The FCC currently does not regulate the provision of Internet service, although it does regulate common carriers that provide elements of the "backbone" networks on which the Internet is based. Similarly, state public utility commissions generally do not regulate Internet service, except in some limited circumstances where incumbent local exchange carriers provide Internet services. The FCC and some states, however, are reviewing the development of the Internet and the types of services that are provided through it. For example, if the FCC should determine that an Internet service provider offers a service that is an exact substitute for long distance telephone service with the sole distinction that it is based on a packet-switched network rather than a circuit-switched network, the FCC may determine that it should impose similar regulation on the new services.

STATE REGULATION GENERALLY

     Most states require companies to be certified or authorized by the state's public utility commission in order to provide common carrier services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest.

     In addition to obtaining certification, in each state, we must negotiate terms of interconnection with the incumbent local exchange carrier before we can begin providing switched services. See "Government Regulation of the Telecommunication Services Business -- Interconnection with Local Exchange Carrier Facilities." State public utility commissions are required to approve interconnection agreements before they become effective and must arbitrate disputes among the parties upon request. We have already entered into interconnection agreements with Ameritech, which is now a part of SBC, Cincinnati Bell Telephone and Verizon. We have also initiated the process of negotiations with SBC and Verizon for additional interconnection agreements. Regulatory changes could require renegotiation of relevant portions of existing interconnection agreements, or require additional court and regulatory proceedings.

     We are not presently subject to price regulation based on costs or earnings. Most states require competitive local exchange carriers to file tariffs setting forth the terms, conditions and prices for intrastate services. Some states permit tariffs to list a rate range or set prices on an individual case basis. Other state requirements may include filing of periodic reports, the payment of regulatory fees and surcharges and compliance with service standards and consumer protection rules.

     Several states provide incumbent local exchange carriers with flexibility for their rates, special contracts (selective discounting) and tariffs, particularly for services that are considered to be competitive. This pricing flexibility increases the ability of the incumbent local exchange carrier to compete with us and constrains the rates we may charge for our services. States may grant incumbent local exchange carriers additional pricing flexibility. At the same time, some incumbent local exchange carriers may request increases in local exchange rates to offset revenue losses due to competition.

     Some states require prior approvals or notification for certain transfers of assets, customers or ownership of a competitive local exchange carrier and for issuance of bonds, notes or other evidence of indebtedness or securities of any nature. Delays in receiving required regulatory approvals may occur.

RECIPROCAL COMPENSATION

     Reciprocal compensation is the compensation paid by one carrier to complete local calls placed by its customers to customers on another local exchange carrier's network. Because Internet service providers receive many more calls than they make, we expect that we will receive significantly more reciprocal compensation than we will pay. However, as a result of uncertainties in the current regulatory environment and several trends in the telecommunications business, which are discussed below, it is not clear what the effect on our revenues from reciprocal compensation will be over the next few years.

     Some incumbent local exchange carriers have refused to pay reciprocal compensation charges that they claim are the result of Internet service provider traffic because they believe that this type of traffic is outside the scope of existing interconnection agreements. On February 26, 1999, the FCC issued a declaratory ruling and Notice of Proposed Rulemaking concerning Internet service provider traffic. The FCC concluded in that ruling that Internet service provider traffic is jurisdictionally mixed and largely interstate in nature, and thus within the FCC's jurisdiction. However, the FCC also determined that there was no federal rule that governed reciprocal compensation for Internet service provider traffic at the time that the then-existing interconnection agreements were negotiated and concluded that it should permit states to determine whether reciprocal compensation should be paid for calls to Internet service providers under existing interconnection agreements. The FCC requested comment as to what reciprocal compensation rules should govern this traffic upon expiration of existing interconnection agreements.

     In light of the FCC's order, state commissions which have previously addressed this issue and required reciprocal compensation to be paid for Internet service provider traffic may reconsider and may modify their prior rulings. Some recent state regulatory commission decisions regarding reciprocal compensation calls placed to Internet service providers could result in lower revenues for competitive local exchange carriers, including us, in those states. The issue remains undecided in various other states. Several incumbent local exchange carriers, including SBC and Verizon, are seeking to overturn prior orders that they claim are inconsistent with the FCC's February 26, 1999 order. The relief they seek includes repayment of reciprocal compensation amounts they previously paid. The great majority of the state commissions that have considered the issue since the FCC's February 26, 1999 order have rejected the incumbent local exchange carriers' arguments and required them to pay reciprocal compensation for Internet service provider-bound traffic. Only a small minority of the state commissions that have considered the issue are not requiring reciprocal compensation for this traffic, at least pending negotiations and a further FCC decision. A few states are not requiring current payment, but are requiring a true-up if necessary at the time of the FCC's future decision. In addition, all of the federal courts that have reviewed this issue on the merits have upheld state decisions requiring that reciprocal compensation be paid for internet service provider-bound traffic.

     On March 24, 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC's declaratory ruling that Internet-bound calls, including Internet service provider calls, are jurisdictionally interstate and therefore not local calls for which reciprocal compensation is owed. The Court remanded the proceeding to the FCC for a further review of the nature of these calls for purposes of reciprocal compensation. CoreComm cannot predict the impact of the Court's ruling on pending or future proceedings at this time. In May 2000, the Illinois Commerce Commission, in an interconnection arbitration, reaffirmed its prior holding that Internet service provider calls are local and subject to payment of reciprocal compensation. However, the Illinois Commerce Commission at the same time opened a general proceeding to examine the issues surrounding the explosion of Internet traffic and its effect on the issue of reciprocal compensation. The U.S. Congress may also consider this term several bills that would limit the compensation paid for Internet traffic, and the FCC is considering a proposal that would limit and then reduce such competition over a period of two or more years. A finding that reciprocal compensation is not payable for Internet service provider traffic in Ohio, Illinois or New York would have an adverse effect on our future revenues and business strategy.

     As our existing interconnection agreements expire and as we enter new markets, we must negotiate new reciprocal compensation rates and traffic scope with each incumbent carrier. We expect that rates for Internet service provider reciprocal compensation will be lower under new interconnection agreements than under our existing agreements. A reduction in rates payable for Internet service provider reciprocal compensation could have an adverse effect on our future revenues and business strategy.


ITEM 2.  PROPERTY

    Certain of our subsidiaries lease switch buildings, ILEC collocations and office space which we believe is adequate to serve our present business operations and our needs for the foreseeable future. See the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for information concerning lease commitments.


ITEM 3.  LEGAL PROCEEDINGS

    We are not involved in any legal disputes that we expect to have a material adverse effect on our results of operations, cash flows or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    No matter was submitted to a vote of securityholders of the Company during the quarter ended December 31, 2000.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

CoreComm formerly was a wholly owned subsidiary of Cellular Communications of Puerto Rico, Inc. ("CCPR") (formerly CoreComm Incorporated). On September 2, 1998, CCPR distributed to its stockholders, on a one for one basis, all of the capital stock of CoreComm. CoreComm's Common Stock began trading on the Nasdaq Stock Market's National Market on September 2, 1998, under the Nasdaq symbol "COMFV". Subsequently, on September 3, 1998, the symbol was changed to "COMMF," and on September 17, 1999, the symbol was changed to "COMM", under which it presently trades. The following table sets forth, for the periods indicated, the high and low last sale prices as reported on the Nasdaq Stock Market's National Market.

                                                           LAST SALE PRICE
                                                           ---------------

                                                      HIGH               LOW
                                                      ----               ---
1999
First Quarter                                         $17.39           $  7.28
Second Quarter                                        $22.00            $16.11
Third Quarter                                         $25.50            $20.53
Fourth Quarter                                        $39.58            $23.83
2000
First Quarter                                         $49.31            $32.17
Second Quarter                                        $42.81            $14.81
Third Quarter                                         $20.44           $  7.88
Fourth Quarter                                       $  8.13           $  2.06
2001
First Quarter                                        $  4.75           $  .109
Second Quarter (through April 10, 2001)              $   .65           $  .125

On April 10, 2001, the last sales price for the Common Stock on the Nasdaq Stock Market National Market was $.65. As of April 10, 2001, there were approximately 505 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

We have never declared or paid any cash dividends on the Common Stock. We anticipate that we will retain earnings, if any, for use in the operation and expansion of its business and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data of CoreComm and its predecessor, OCOM Corporation Telecoms Division ("OCOM") should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this Form 10-K. The selected historical financial data relates to OCOM as it was operated prior to its acquisition by CoreComm.






                                                                   FOR THE PERIOD
                                                                   FROM APRIL 1,                   THE PREDECESSOR (OCOM)
                                                                   1998 (DATE                      ----------------------
                                                                     OPERATIONS       FOR THE PERIOD
                                                                   COMMENCED) TO      FROM JANUARY 1,
                                    YEAR ENDED DECEMBER 31,         DECEMBER 31,          1998 TO           YEAR ENDED DECEMBER 31,
                                    2000 (1)        1999 (2)          1998 (3)          MAY 31, 1998          1997           1996
                                    ----            ----              ----              ------------          ----           ----
                                                                 (in thousands, except per share data)
INCOME STATEMENT DATA:
Revenues                             $132,122         $58,151        $  6,713            $  1,452           $  3,579       $ 5,103
Operating expenses                    431,449         161,376          25,139               4,234              7,954         6,333
Net (loss)                           (313,811)       (103,524)        (16,255)             (2,782)            (4,379)       (1,097)
Net (loss) per common
  share basic and diluted (4)           (6.73)          (3.03)           (.55)               (.09)              (.15)         (.04)
Weighted average
  number of common
  shares basic
  and diluted (4):                     47,480          34,189          29,678              29,664             29,419        29,691

                                                                                           THE PREDECESSOR (OCOM)
                                                               DECEMBER 31,                ----------------------
                                                 2000 (1)      1999 (2)        1998 (3)          1997         1996
                                                 ----          ----            ----              ----         ----
                                                                          (in thousands)
BALANCE SHEET DATA:
Working capital (deficiency)                   $(123,712)       $121,292       $133,899         $(950)        $(490)
Fixed assets, net                                179,651          90,619          3,582         1,269           270
Total assets                                     909,763         392,103        176,526         1,731           917
Long-term debt                                   358,624         179,318            283            --            --
Notes payable to affiliates                       16,100              --             --            --            --
Other noncurrent liabilities                       2,693          14,564            218            --            --
Shareholders' equity                             316,278         126,926        169,297            --            --
Parent's investment                                   --              --             --           321         (208)

(1)  In 2000, we acquired Voyager.net, Inc. and ATX Telecommunications
     Services, Inc. In addition, we borrowed $91.1 million under a senior secured credit facility, issued $108.7 million aggregate principal amount of senior unsecured notes and issued $16.1 million aggregate principal amount of senior unsecured convertible notes.

     Also in 2000, we reduced the carrying amount of goodwill and other intangibles by $35.9 million, we recorded non-cash compensation expense of $43.4 million and we recorded restructuring and other charges of $12.7 million.

(2) In 1999, we acquired 100% of the stock of MegsINet Inc. and the CLEC assets of USN Communications, Inc. In addition, we issued $175 million principal amount of 6% Convertible Subordinated Notes due 2006.

(3) During the period from April 1, 1998 (date operations commenced) to December 31, 1998, CCPR made the following contributions to CoreComm prior to the spin-off: (a) a cash contribution of $150 million, (b) businesses acquired by CCPR in April and June 1998 and (c) the subsidiary that owns various LMDS licenses in Ohio that were acquired for an aggregate of $25,241,000.

(4) After giving retroactive effect to the 3-for-2 stock split by way of stock dividend paid in September 1999 and the 3-for-2 stock split by way of stock dividend paid in February 2000. The weighted average number of common shares prior to September 1998 are equivalent to CCPR's historical weighted average shares (since CCPR shareholders received one share of the Company for each CCPR shared owned).

     We have never declared or paid any cash dividends.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                      LIQUIDITY AND CAPITAL RESOURCES

     In April 2001, we completed a reevaluation of our business plan in light of current market conditions and have made significant modifications to our plans. We currently intend to devote our resources to the more profitable areas of our business and substantially reduce our operations and related costs in the other areas of our business. We expect a portion of our residential customer base to decline over time due to a combination of churn and a decline in new customer growth. In addition, we intend to sell our non-CLEC assets and businesses, and we have decided to select and retain one or more investment banks in April 2001 for the purpose of conducting this sale. We expect to record significant charges in 2001 in connection with these plans to reduce costs and sell non-CLEC assets and businesses. We currently expect the charges relating to the cost reductions and the sale of non-CLEC assets and businesses to be in excess of $100 million, substantially all of which is a non-cash charge from the write down of intangible assets that became impaired as a result of our decision in April 2001 to sell non-CLEC assets and businesses.

     We will require significantly less cash to fund the construction of our facilities-based network and to develop and expand our businesses going forward than we projected in the past. We estimate that our cash requirements in calendar 2001 for operations, capital expenditures, capital lease payments and debt service will aggregate approximately $116 million. We intend to use cash and securities on hand of $30.5 million at December 31, 2000, the $10 million borrowed in January 2001 under our senior secured credit facility with The Chase Manhattan Bank ("Chase"), $80 million of additional committed financing and the net proceeds from the sale of non-CLEC assets and businesses (75% or more of which may be required to be used to repay indebtedness) to meet these requirements.

     We anticipate that we will have sufficient cash to execute our revised business plan, however, there can be no assurance that: (a) actual costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) we and our subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (c) we will be able to access such cash flow or (d) we will not be adversely affected by interest rate fluctuations. We are continuing to review our operations and we may incur additional charges in the future related to further restructuring or downsizing of our operations.

     In April 2001, we entered into financing arrangements to provide $80 million of additional cash, which we expect to receive in April 2001. The arrangements include $55 million to be provided under an Amended and Restated Agreement Credit Agreement with Chase that amends and restates the term loan facility and revolving credit facility described below. A portion of the $55 million available under the agreement with Chase will come from Chase, and the remainder will be from America Online, Inc. ("AOL") and Goldman Sachs Credit Partners. The remainder of the $80 million is in the form of debt financing to be provided by Booth American Company and NTL Incorporated ("NTL") in the amounts of $10 million and $15 million, respectively.

     In connection with these arrangements, we entered into certain other agreements including the following:

       o We entered into a Marketing Agreement with AOL to market a joint CoreComm/AOL bundled package in our market areas. We also committed to purchase $22.5 million in advertising from AOL of which $7.5 million is payable immediately for advertising to be utilized in 2001. The remainder is for advertising to be utilized in 2002.

       o We will pay $9 million in fees in connection with the ATX and Voyager acquisitions which are included in accrued expenses at December 31, 2000.

       o We agreed to pay Chase $500,000 upon receipt of funds under the Credit Agreement.

       o We entered into a network and software agreement with NTL pursuant to which we will provide U. S. network access on our network for U. K. Internet traffic from NTL's U.K. customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how.

       o We agreed to amend the conversion price of the Series A preferred stock issued in September 2000 to Booth American Company to the stated liquidation value of $1,000 per Series A preferred share divided by $1.75 from the stated liquidation value of $1,000 per share divided by $14.36.

       o   We agreed to issue to lenders warrants to purchase approximately
           10.6 million shares of our common stock at an exercise price of $.01 per share that expire in April 2011. If we reduce the aggregate commitments under the Credit Agreement by $40 million on or prior to September 30, 2001, we may cancel warrants issued to purchase approximately 4.2 million shares of our common stock. Warrants to purchase an aggregate of approximately 1.3 million shares of our common stock issued in December 2000 and January 2001 will be canceled upon the issuance of these new warrants.

     In order to fund the cash portion of the ATX and Voyager acquisitions, we obtained through our subsidiaries a $150 million senior secured credit facility from The Chase Manhattan Bank, of which $100 million is in a term loan facility and $50 million is in a revolving credit facility. Effective in April 2001, the credit facility was amended such that the aggregate amount available is $156.1 million of which the term loan facility is $106.1 million and the revolving credit facility is $50 million. In addition, we raised $50 million from the issuance of Series A preferred stock.

     As of April 10, 2001, there was $56.7 million outstanding under the term loan facility and $44.4 million outstanding under the revolving credit facility. The term loan facility will amortize in quarterly installments of principal commencing on December 31, 2003 with a final maturity in September 22, 2008. The revolving credit facility shall be automatically and permanently reduced in increasing quarterly installments of principal commencing on December 31, 2003 with a termination date on September 22, 2008. In the event our 6% Convertible Subordinated Notes have not been converted or refinanced on or prior to April 1, 2006, then the facilities become payable in full on April 1, 2006. The interest rate on both the term loan facility and the revolving credit facility was, at our option, either 3.25% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.25% per annum. The applicable margin for the facilities will be subject to reductions based on the ratio of our consolidated total debt to annualized EBITDA. At December 31, 2000, the effective interest rate on the amounts outstanding was 10.982%. Interest is payable at least quarterly. The commitment fee on the unused portion of the commitments is 1.25% per annum payable quarterly, subject to reduction to 1% per annum based upon the amount borrowed under the facilities.

     Effective in April 2001, the credit facility was amended such that the interest rate is, at our option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum.

     In April 2001, we entered into agreements with Booth American Company and NTL for the issuance of $10 million and $15 million, respectively, of unsecured convertible notes. These notes will mature in April and May 2011. Interest on the notes is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. The interest will be payable in kind by the issuance of additional unsecured convertible notes in such principal amount as shall equal the interest payment that is then due. These notes will be convertible into common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. The additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of our common stock for a specified period. These notes will be redeemable, in whole or in part, at our option, at any time in April or May 2003, at a redemption price of 103.429% that declines annually to 100% in April or May 2007, in each case together with accrued and unpaid interest to the redemption date.

     Our ability to raise additional capital in the future will be dependent on a number of factors, such as general economic and market conditions, which are beyond our control. If we are unable to obtain additional financing or to obtain it on favorable terms, we may be required to further reduce our operations, forego attractive business opportunities, or take other actions which could adversely affect our business, results of operations and financial condition.

     In October 1999, we issued $175 million principal amount of 6% Convertible Subordinated Notes due October 1, 2006, and received net proceeds of $168.5 million. Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year, which commenced on April 1, 2000. The Convertible Subordinated Notes are convertible into common stock prior to maturity at a conversion price of $27.39 per share, subject to adjustment. These notes are redeemable, in whole or in part, at our option, at any time on or after October 1, 2002, at a redemption price of 103.429% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the redemption date. In April 2001, $10,250,000 aggregate principal amount of these notes was converted into approximately 374,000 shares of our common stock.

     Certain of our subsidiaries have various notes payable and capital leases outstanding. We are making monthly payments of principal and interest under these notes and leases that end in 2003. The approximate annual amounts due for these notes and leases are as follows: $21.6 million in 2001, $3.7 million in 2002 and $231,000 in 2003.

     In September 2000 in connection with the ATX acquisition, we issued approximately $108.7 million principal amount of senior unsecured notes to the former stockholders of ATX. The senior unsecured notes mature on September 29, 2003. Interest on the notes is at an annual rate of 6.47% payable in either cash or common stock, at our election, on October 1 and April 1 of each year beginning on April 1, 2001. In January and March 2001, we made required principal payments of approximately $2.7 million. The notes require additional principal payments of approximately $2.7 million on January 1, 2002 and approximately $2.7 million on January 1, 2003.

     In September 2000, we issued 50,000 shares of Series A preferred stock in exchange for cash of $50 million. The Series A preferred stock pays cumulative dividends at 8.5% per annum of the liquidation value of $1,000 per share, payable quarterly in arrears which commenced on December 31, 2000. At our option, we may pay dividends either in cash, shares of our common stock or additional shares of Series A preferred stock. The 50,000 shares of Series A preferred stock originally issued are convertible at any time at the option of the holder into shares of common stock at the stated liquidation value of $1,000 divided by the conversion price of $14.36 (as amended to $1.75). Any additional shares of Series A preferred stock issued will have an initial conversion price equal to 120% of the volume weighted average sale price of our common stock for a specified period. On September 29, 2010, we will be required to redeem any shares of Series A preferred stock outstanding for $1,000 per share plus accrued and unpaid dividends. At our discretion, we may pay the redemption price either in cash or in shares of our common stock. We may redeem the Series A preferred stock at a redemption price of $1,000 per share, together with accrued and unpaid dividends, payable either, at our option in cash or in shares of common stock, or a combination of both, beginning on September 29, 2002 if the 25-day volume weighted average sale price of our common stock exceeds certain targets. In addition, the Series A preferred stock may be redeemed by us at any time following September 29, 2005 at a redemption price of $1,010 per share, together with accrued and unpaid dividends, payable either in cash or in shares of our common stock, or a combination of both.

     In September 2000 in connection with the ATX acquisition, we issued 250,000 shares of Series B preferred stock to the former stockholders of ATX. The Series B preferred stock pays cumulative dividends at an initial annual rate of $30 per share, payable quarterly in arrears, when, if and as declared by our Board of Directors, which commenced on December 31, 2000. At our discretion, we may pay dividends either in cash or in shares of our common stock. The annual dividend will increase to $50 per share on September 29, 2001 if, by that date, any of the senior unsecured notes due 2003 remain unpaid and to $70 per share on March 29, 2002 if, by that date, any of the senior unsecured notes due 2003 remain unpaid. The Series B preferred stock has a liquidation preference of $1,000 per share, plus accumulated and unpaid dividends. The Series B preferred stock is convertible at any time at the option of the holder into shares of common stock at the stated liquidation preference of $1,000 divided by the conversion price of $32.11. On September 29, 2020, we will be required to redeem any shares of Series B preferred stock outstanding for $1,000 per share plus accrued and unpaid dividends. At our discretion, we may pay the redemption price either in cash or in shares of our common stock.

     In December 2000, we issued $16.1 million aggregate principal amount of senior unsecured convertible notes to officers and directors of the Company. The senior unsecured convertible notes mature in December 2010. Interest on the notes is at an annual rate of 10.75% payable semiannually on January 1 and July 1 of each year, commencing July 1, 2001. The interest will be payable in kind by the issuance of additional senior unsecured convertible notes in such principal amount as shall equal the interest payment that is then due. The senior unsecured convertible notes are convertible into common stock prior to maturity at a conversion price of $5.00 per share, subject to adjustment. The additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of our common stock for a specified period. The notes are redeemable, in whole or in part, at our option, at any time on or after December 16, 2002, at a redemption price of 103.429% that declines annually to 100% on December 16, 2006, in each case together with accrued and unpaid interest to the redemption date.

     In May 1999, we acquired MegsINet and the CLEC assets of USN
Communications. The USN acquisition includes a potential contingent cash payment which is capped at $58.6 million. The contingent payment was payable only if the USN assets met or exceeded operating performance thresholds. We do not expect the actual payment, if any, to be significant.

     We do not anticipate that we and our subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of our outstanding indebtedness. Accordingly, we may be required to consider a number of measures, including: (a) refinancing all or a portion of such indebtedness, (b) seeking modifications to the terms of such indebtedness, (c) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (d) seeking additional equity financing, or (e) a combination of the foregoing.

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

CONSOLIDATED STATEMENT OF CASH FLOWS

     For the year ended December 31, 2000, cash used in operating activities increased to $131,002,000 from $72,417,000 in the year ended December 31, 1999 primarily due to the increase in the net loss to $313,811,000 from $103,524,000. In addition, cash paid for interest increased to $14,362,000 in 2000 from $2,032,000 in 1999.

     For the year ended December 31, 2000, cash used to purchase fixed assets increased to $65,321,000 from $20,575,000 in the year ended December 31, 1999 which reflected our migration to a facilities-based infrastructure. We deployed facilities in Columbus, Ohio, Cleveland, Ohio, Chicago, Illinois and Detroit, Michigan and were developing facilities in New York, New York, and Boston, Massachusetts. We were also establishing collocation facilities in approximately 130 ILEC central offices. We have substantially reduced our spending on migration to facilities, and we expect our capital expenditures to be significantly less in 2001.

     Acquisitions, net of cash acquired, of $98,613,000 in the year ended December 31, 2000 was for payments in connection with the ATX and Voyager acquisitions. Proceeds from borrowings, net of financing costs, of $103,328,000 was primarily from the borrowings under the senior secured credit facility and the issuance of the senior unsecured notes due 2010. Proceeds from the issuance of preferred stock of $50,000,000 was from the sale of the Series A preferred stock.



                           RESULTS OF OPERATIONS


The following is the revenues from external customers for each of our communication services:
                                                                                              THE PREDECESSOR
                                                                FOR THE PERIOD FROM               (OCOM)
                                                                APRIL 1, 1998 (DATE           ---------------
                                                               OPERATIONS COMMENCED)              FOR THE
                                                                        TO                 PERIOD FROM JANUARY 1,
                                 YEAR ENDED DECEMBER 31,           DECEMBER 31,                1998TO MAY 31,
                                 2000              1999                1998                         1998
                           ---------------------------------------------------------------------------------------

Telecommunications             $102,033,000      $47,456,000        $2,993,000               $   217,000
Internet and Data                28,788,000        6,996,000           155,000                         -
Other                 (a)         1,301,000        3,699,000         3,565,000                 1,235,000
                           --------------------------------------------------------------------------------------
                               $132,122,000      $58,151,000        $6,713,000                $1,452,000
                           ======================================================================================

(a)      Other includes cellular long distance, wireless and paging revenue.



YEAR ENDED DECEMBER 31, 2000 AND 1999

As a result of the completion of the acquisitions of Voyager and ATX in September 2000, we consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1999 results.

As a result of the significant modifications to our business plan, we expect revenues in the first quarter of 2001 to be substantially the same as in the fourth quarter of 2000, with modest increases in the second, third and fourth quarters of 2001. We expect significant reductions in operating, selling, general and administrative and corporate expenses in 2001 as compared to the fourth quarter of 2000.

The increase in revenues to $132,122,000 from $58,151,000 is primarily due to acquisitions in 2000, which accounted for $59,164,000 of the increase. The remainder of the increase is primarily due to an increase in CLEC and ISP revenues from an increase in customers, offset by the decline in the customer base associated with the USN assets. The revenues from the USN customer base peaked in the third quarter of 1999 after our acquisition in May 1999 and declined thereafter. These customers are now integrated into our overall customer base. Additionally, prepaid cellular debit card and cellular long distance revenues declined as a result of our termination of these services in the third quarter of 1999. We had revenues of $2,379,000 in 1999 from the provision of these services.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs increased to $142,323,000 from $58,561,000 primarily due to acquisitions in 2000, which accounted for $41,650,000 of the increase. The remainder of the increase is primarily due to an increase in the fixed component of operating expenses due to our migration to a facilities-based infrastructure. In 1999, operating costs included $2,211,000 related to the prepaid cellular debit card and cellular long distance services.

Selling, general and administrative expenses increased to $111,010,000 from $74,185,000 primarily due to acquisitions in 2000, which accounted for $21,432,000 of the increase. The remainder of the increase is a result of increased selling and marketing costs and increased customer service costs.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $12,884,000 from $7,996,000 primarily due to increased strategic planning activities.

Non-cash compensation in 2000 of $43,440,000 includes $38,652,000 from the grant of options at an exercise price below fair market value, and $4,788,000 from the rescission of stock option exercises. In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2.7 million shares of our common stock to various employees at an exercise price of $14.55, which was less than the fair market value of our common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, we recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to December 31, 2000, $9.7 million of the deferred non-cash compensation was charged to expense. We will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $12.9 million in 2001, $7.5 million in 2002 and $1.2 million in 2003. In November 2000, the Board of Directors approved the rescission of certain previously exercised employee stock options. We issued notes to employees for the repurchase of the 671,000 shares of common stock for an aggregate of $6,803,000, which exceeded the fair market value of our common stock on the date of repurchase. The notes earned interest at a rate of 4.5% and were redeemed in December 2000. We recorded non-cash compensation of $4.7 million from these transactions.

The non-cash compensation charge of $1,056,000 in 1999 was recorded in accordance with APB Opinion No. 25, related to a change in employee stock option agreements.

Other charges of $12,706,000 in 2000 include a reserve of $8,700,000 for notes receivable from former officers of Voyager, and restructuring costs of $4,006,000. The restructuring costs relate to our announcements in March and December 2000 of reorganizations of certain of our operations. The charge consisted of employee severance and related costs of $2,089,000 for approximately 250 employees to be terminated and lease exit costs of $1,917,000. As of December 31, 2000, $2,171,000 of these provisions had been used, including $775,000 for employee severance and related costs and $1,396,000 for lease exit costs. As of December 31, 2000, none of the employees to be terminated were still employed by us. The remaining provision for leases will be used through 2003.

In accordance with our accounting policy, at December 31, 2000 we reduced the carrying amount of certain intangible assets from business combinations to their fair value. Goodwill and other intangibles with a book value of $14,784,000 were written-off. In addition, we reduced the carrying amount of the LMDS licenses by $21,136,000 to reflect their estimated fair value.

Depreciation expense increased to $30,746,000 from $10,945,000 primarily as a result of an increase in fixed assets.

Amortization expense increased to $42,420,000 from $8,633,000 due to the amortization of goodwill from the acquisitions in 2000.

Interest income and other, net, increased to $6,223,000 from $5,773,000 primarily due to interest income on our cash, cash equivalents and marketable securities.

Interest expense increased to $20,457,000 from $5,341,000 primarily due to interest on the 6% Convertible Subordinated Notes issued in October 1999, the senior secured credit facility beginning in September 2000, the senior unsecured notes due 2003 issued in September 2000 and the senior unsecured notes due 2010 issued in December 2000.

The income tax provisions of $250,000 in 2000 and $731,000 in 1999 are for state and local income tax.

YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD FROM APRIL 1, 1998 (DATE OPERATIONS COMMENCED) TO DECEMBER 31, 1998

As a result of the completion of the acquisitions of 100% of the stock of MegsINet Inc. and the CLEC assets of USN Communications, Inc. in May 1999, we consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1998 results.

A significant component of the 1999 results is associated with the acquisition of certain assets of USN. Although USN quickly developed a large customer list and revenue base in 1997 and 1998, it had difficulties under its previous management providing services, including billing, customer care and other operational areas, and filed for bankruptcy in February 1999. Since the acquisition, we have been successful in improving these operations in many areas. However, because of quality deficiencies in the operations acquired from USN, and the need to improve quality in order to continue to sell lines in the former USN markets, and consistent with our due diligence, transaction structure and purchase price, revenues associated with the USN assets declined significantly since our acquisition.

The increase in revenues to $58,151,000 from $6,713,000 is primarily due to acquisitions in 1999, which accounted for $40,909,000 of the increase. The remainder of the increase is primarily due to an increase in CLEC and ISP revenues from an increase in customers, offset by the decline in cellular long distance revenue as a result of customers switching to other long distance providers. In the third quarter of 1999, we sold most of our prepaid cellular debit card business and we terminated our cellular long distance business in certain markets. We had revenues in 1999 of $2,379,000 from the prepaid cellular debit card business and from the cellular long distance business in these markets.

Operating costs increased to $58,561,000 from $5,584,000 primarily due to acquisitions in 1999, which accounted for $43,315,000 of the increase. The remainder of the increase is primarily due to the increase in revenues. Operating costs as a percentage of revenues increased to 101% from 83%. The increase in percentage terms is the result of an increase in the fixed component of operating expenses due to the migration toward a facilities-based infrastructure. In 1999, operating costs were $2,211,000 from the prepaid cellular debit card business and from the cellular long distance business in the terminated markets.

Selling, general and administrative expenses increased to $74,185,000 from $11,940,000 primarily due to acquisitions in 1999, which accounted for $33,184,000 of the increase. The remainder of the increase is a result of increased selling and marketing costs and increased customer service costs.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $7,996,000 from $2,049,000 because the 1998 expenses did not represent a full period of results due to the fact that the spin-off from CCPR occurred on September 2, 1998, at which time corporate expenses commenced. In addition, allocated charges from NTL Incorporated (a company that has some of the same officers and directors as CoreComm) increased due to the sales in 1999 of other affiliated companies.

The non-cash compensation charge of $1,056,000 in 1999 was recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," related to a change in employee stock option agreements. The non-cash compensation charge of $4,586,000 in 1998 was recorded in accordance with APB Opinion No. 25, as a one time charge related to the issuance of our warrants and stock options to holders of CCPR's stock options in connection with our distribution to CCPR's shareholders.

Depreciation expense increased to $10,945,000 from $749,000 as a result of acquisitions in 1999, which accounted for $7,176,000 of the increase and an increase in fixed assets.

Amortization expense increased to $8,633,000 from $231,000 due to the amortization of goodwill and other intangibles from the acquisitions in 1999.

Interest income and other, net, increased to $5,773,000 from $2,632,000 primarily due to interest income on our cash, cash equivalents and marketable securities.

Interest expense increased to $5,341,000 from $21,000 primarily due to interest on the 6% Convertible Subordinated Notes issued in October 1999 and interest on notes payable and capital leases of acquired businesses.

                      RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be adopted retroactive to January 1, 2000. The adoption of SAB 101 had no significant effect on revenues or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. This new accounting standard was required to be adopted by the Company effective January 1, 2001. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The fair-market value of long-term fixed interest rate debt is subject to interest rate risk. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In the following table, the fair value of our convertible notes was determined from the quoted market price. The carrying amount of the variable rate senior secured credit facility approximates the fair value. The fair value of our other notes payable are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.




Interest Rate Sensitivity
As of December 31, 2000
Principal Amount by Expected Maturity
Average Interest Rate





                                                                                                                             Fair
                                                 For the Years Ending December 31,                                          Value
                            -------------------------------------------------------------------------------
                            2001          2002           2003          2004        2005      Thereafter        Total      12/31/00
                       -----------------------------------------------------------------------------------------------------------
                                                       (in thousands)

Long-term debt,
  including current
  portion

Fixed rate                  $7,699       $2,767        $103,190       $    -      $     -      $191,100        $304,756    $169,742
Average interest rate         9.57%        6.46%          6.47%                                    6.40%

Variable rate               $    -       $    -        $  1,139       $5,694      $14,804      $ 69,463         $91,100    $ 91,100
Average interest rate                                   libor +        libor +     libor +       libor +
                                                        4.25% or       4.25% or    4.25% or      4.25% or
                                                        base rate +    base rate   base rate     base rate +
                                                        3.25%          + 3.25%     + 3.25%       3.25%






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements are included herein commencing on page F-1.

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.



                                                          2000
                                                          ----
                                                   THREE MONTHS ENDED

                               MARCH 31       JUNE 30       SEPTEMBER 30       DECEMBER 31
                               --------       -------       ------------       -----------
                                          (in thousands, except per share data)
                                                          (1)

Revenues                        $18,959       $19,397        $18,263           $75,503
Operating loss                  (38,026)      (81,079)       (47,826)         (132,396)
Net (loss)                      (39,871)      (83,190)       (50,149)         (140,601)
Net (loss) per common
  share - basic and diluted       (1.02)        (2.08)         (1.24)            (2.08)

                                                         1999
                                                  THREE MONTHS ENDED

                               MARCH 31        JUNE 30       SEPTEMBER 30       DECEMBER 31
                               --------        -------       ------------       -----------
                                         (in thousands, except per share data)
                                                          (2)

Revenues                         $3,596        $12,436         $21,107           $21,012
Operating loss                   (7,907)       (16,756)        (38,671)          (39,891)
Net (loss)                       (6,522)       (16,054)        (39,750)          (41,198)
Net (loss) per common
  share - basic and diluted        (.22)          (.51)          (1.08)            (1.08)

(1) In September 2000, we acquired Voyager and ATX. We consolidated the results of operations of Voyager and ATX from the date of acquisition. In addition, we borrowed $91.1 million under a senior secured credit facility and issued $108.7 million aggregate principal amount of senior unsecured notes in September 2000 and issued $16.1 million aggregate principal amount of senior unsecured convertible notes in December 2000.

         Also, in the fourth quarter of 2000, we reduced the carrying amount of goodwill and other intangibles by $35.9 million, we recorded non-cash compensation expense of $4.8 million from the rescission of option exercises and we recorded restructuring and other charges of $12.7 million.

         We recorded non-cash compensation expense from the grant of options at an exercise price below fair market value as follows:
         $32.2 million in the second quarter of 2000, $3.2 million in the third quarter of 2000 and $3.2 million in the fourth quarter of 2000.

(2) In May 1999, we acquired 100% of the stock of MegsINet Inc. and the CLEC assets of USN Communications, Inc. We consolidated the results of operations of MegsINet and USN from the dates of acquisition. In addition, in October 1999 we issued $175 million principal amount of 6% Convertible Subordinated Notes due 2006.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                  PART III

ITEMS 10, 11, 12 AND 13.

    The information required by Part III is incorporated by reference from CoreComm's definitive proxy statement involving the election of directors which CoreComm expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)     (1)   Financial Statements--See list of Financial Statements on
                  page F-1.
            (2)   Financial Statement Schedules--See list of Financial
                  Statement Schedules on page F-1.
            (3)   Exhibits--See Exhibit Index on page 35.


    (b)     Reports on Form 8-K:
            During the fourth quarter of 2000, the Company filed the following Current Reports on Form 8-K: Form 8-K dated October 6, 2000 (filed October 6, 2000) under item 5, reporting the ATX Telecommunications Services, Inc. name change to CoreComm Limited; Form 8-K dated September 29, 2000 (filed October 13, 2000) under item 2, reporting two transactions. In the first transaction, CoreComm Limited, a Bermuda corporation, merged with and into the Delaware subsidiary, which merged with ATX Telecommunications Services and changed its name to CoreComm Limited. In the second transaction, a subsidiary of CoreComm Limited merged with and into Voyager.net, Inc.; Form 8-K dated November 2, 2000 (filed November 3, 2000) under item 5, reporting CoreComm Limited's press release announcing that it had identified various synergies and cost-saving opportunities based on its acquisitions of ATX and Voyager.net; Form 8-K dated November 13, 2000 (filed November 13, 2000) under item 7, reporting its announcement of financial results for quarter ended
 ! September 30, 2000; Form 8-K/A dated September 29, 2000 (filed December 13, 2000) under item 2, reporting its amendment of Current Report on Form 8-K dated October 13, 2000, certain financial statements were incorporated by reference in this report; Form 8-K dated December 28 (filed December 28) under item 5, reporting that several members of management and the Board of Directors invested a total of $16 million in the Company in the form of convertible notes.

     (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

     (d)    Financial Statement Schedules--See list of Financial
            Statement Schedules on page F-1.



                               EXHIBIT INDEX


EXHIBITS                        DESCRIPTION

2.1* Agreement and Plan of Merger by and among CoreComm Limited, CoreComm Group Sub I, Inc., and Voyager.net, Inc., dated as of March 12, 2000 (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4, file no. 333-44028)
2.2* Amendment No. 1 to Agreement and Plan of Merger by and among CoreComm Limited, CoreComm Group Sub I, Inc. and Voyager.net, Inc., dated as of August 10, 2000 (incorporated by reference to
         Exhibit 2.2 to the registration statement on Form S-4, file no. 333-44028)
2.3* Recapitalization Agreement and Plan of Merger by and among ATX Telecommunications Services, Inc., Thomas Gravina, Debra Buruchian, Michael Karp, The Florence Karp Trust and CoreComm Limited, dated as of March 9, 2000 (incorporated by reference to
         Exhibit 2.3 to the registration statement on Form S-4, file no. 333-44028)
2.4* Amendment No. 1 to Recapitalization Agreement and Plan of Merger by and among ATX Telecommunications Services, Inc., Thomas Gravina, Debra Buruchian, Michael Karp, The Florence Karp Trust, CoreComm Limited, ATX Merger Sub, Inc. and CoreComm Merger Sub, Inc., dated as of April 10, 2000 (incorporated by reference to
         Exhibit 2.4 to the registration statement on Form S-4, file no. 333-44028)
2.5* Amendment No. 2 to Recapitalization Agreement and Plan of Merger by and among ATX Telecommunications Services, Inc., Thomas Gravina, Debra Buruchian, Michael Karp, The Florence Karp Trust, CoreComm Limited, ATX Merger Sub, Inc. and CoreComm Merger Sub, Inc., dated as of July 10, 2000 (incorporated by reference to
         Exhibit 2.5 to the registration statement on Form S-4, file no. 333-44028)
2.6* Amendment No. 3 to Recapitalization Agreement and Plan of Merger by and among ATX Telecommunications Services, Inc., Thomas Gravina, Debra Buruchian, Michael Karp, The Florence Karp Trust, CoreComm Limited, ATX Merger Sub, Inc. and CoreComm Merger Sub, Inc., dated as of July 31, 2000 (incorporated by reference to
         Exhibit 2.6 to the registration statement on Form S-4, file no. 333-44028)
2.7*    Agreement and Plan of Merger by and among CoreComm Limited,
         CoreComm Acquisition Sub, Inc., and MegsINet Inc., dated as of February 17, 1999 (incorporated by reference to Exhibit 99.1 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, report on Form 8-K, filed on February 24, 1999)
2.8*    First Amendment to Agreement and Plan of Merger by and among
         CoreComm Limited, CoreComm Acquisition Sub, Inc., and MegsINet Inc., dated as of May 3, 1999 (incorporated by reference to
         Exhibit 2.1 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on S-4/A, file no. 333-74801)
2.9*    Asset Purchase Agreement by and among CoreComm Limited, USN
         Communications, Inc. and several subsidiaries of USN Communications, Inc., dated as of February 19, 1999 (incorporated by reference to Exhibit 99.3 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, report on Form 8-K, filed on February 24, 1999)
2.10* Stock Exchange Agreement by and among Voyager Holdings, Inc. and the stockholders listed on Schedule A thereto, dated as of September 23, 1998 (incorporated by reference to Exhibit 2.1 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
2.11* Stock Purchase Agreement by and among Voyager Holdings, Inc. and the investors listed on Exhibit A thereto, dated as of September 23, 1998 (incorporated by reference to Exhibit 2.2 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
3.1* Restated Certificate of Incorporation of CoreComm Limited (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8A-12G, file no. 000-31359)
3.2* Certificate of Designation of CoreComm Limited in respect of the Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-1/A, file no. 333-47984)
3.3+ Certificate of Designation of CoreComm Limited in respect of the 8.5% Senior Convertible Preferred Stock, Series A-1, filed with the Secretary of State of the State of Delaware on January 2, 2001
3.4*     By-laws of CoreComm Limited (incorporated by reference to Exhibit
         3.2 to the registration statement on Form S-1, file no. 333-47984)
4.1* Specimen CoreComm Limited common stock certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-1/A, file no. 333-47984)
4.2+     Specimen CoreComm Limited 8.5% Senior Convertible Preferred Stock
         certificate
4.3* Specimen CoreComm Limited Series B Senior Convertible Exchangeable Preferred Stock certificate (incorporated by reference to Exhibit
         4.2 to the registration statement on Form S-1/A, file no.
         333-47984)
4.4* Specimen CoreComm Limited Series C Junior Participating Preferred Stock certificate (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-1/A, file no. 333-47984)
4.5* Registration Rights Agreement by and among CoreComm Limited, Michael Karp, Debra Buruchian, Thomas Gravina and The Florence Karp Trust, dated as of September 29, 2000 (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-1/A, file no. 333-47984)
4.6* Indenture by and between CoreComm Limited and The Chase Manhattan Bank, as Trustee, with respect to the 6% convertible subordinated notes due 2006, dated as of October 6, 1999 (incorporated by reference to Exhibit 4.3 to CoreComm's Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on Form S-3, file no. 333-90113)
4.7* Registration Rights Agreement by and among CoreComm Limited and the Initial Purchasers of the 6% convertible subordinated notes due 2006, dated October 6, 1999 (incorporated by reference to
         Exhibit 4.4 to CoreComm's Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on Form S-3, file no. 333-90113)
4.8* Registration Rights Agreement by and among CoreComm Limited and the stockholders listed on Schedule 1 thereto, dated as of September 29, 2000 (incorporated by reference to Exhibit 4.8 to the registration statement on Form S-1/A, file no. 333-47984)
4.9+ Registration Rights Agreement by and between CoreComm Limited and Booth American Company, dated as of September 28, 2000
4.10+ Registration Rights Agreement by and between CoreComm Limited and Chase Securities Inc., dated as of December 15, 2000
4.11+ Registration Rights Agreement by and between CoreComm Limited and Morgan Stanley Senior Funding Inc., dated as of January 25, 2001
4.12+ Warrant of CoreComm Limited, dated December 15, 2001, issued to Chase Securities Inc.
4.13+ Warrant of CoreComm Limited, dated January 25, 2001, issued to Morgan Stanley Senior Funding Inc.
4.14* Rights Agreement, dated as of September 29, 2000, by and between CoreComm Limited and Continental Stock Transfer & Trust Company, including form of rights certificate (incorporated by reference to
         Exhibit 4.3 to the registration statement on Form 8A-12G, file no. 000-31359)
4.15* Supplemental Indenture by and between CoreComm Merger Sub, Inc. and The Chase Manhattan Bank, as Trustee, with respect to the 6% convertible subordinated notes due 2006, dated as of September 29, 2000 (incorporated by reference to Exhibit 4.10 to the registration statement on Form S-1/A, file no. 333-47984)
4.16* Supplemental Indenture by and between CoreComm Limited and The Chase Manhattan Bank, as Trustee, with respect to the 6% convertible subordinated notes due 2006, dated as of September 29, 2000 (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-1/A, file no. 333-47984)
9.1* Voting Agreement by and among CoreComm Limited and the stockholders listed on Schedule A thereto, dated as of March 12, 2000 (incorporated by reference to Exhibit 9.1 to the registration statement on Form S-4, file no. 333-44028)
9.2* Stockholders Agreement by and among CoreComm Limited and the stockholders listed on Schedule A thereto, dated as of September 29, 2000 (incorporated by reference to Exhibit 9.2 to the registration statement on Form S-1/A, file no. 333-47984)
9.3* Stockholder Agreement by and among ATX Telecommunications Services, Inc. and the persons listed on Schedule A thereto, dated as of September 29, 2000, (incorporated by reference to Exhibit
         9.3 to the registration statement on Form S-1/A, file no.
         333-47984)
10.1* Lease Agreement by and between Monument Road Associates and ATX Telecommunications Services, Inc., dated as of January 18, 1994 (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-4, file no. 333-44028)
10.2* Addendum, dated as of January 25, 1996, to Lease Agreement, dated as of January 18, 1994, by and between Monument Road Associates and ATX Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4, file no. 333-44028)
10.3* Addendum, dated as of January 1, 1998, to Lease Agreement, dated as of January 18, 1994, by and between Monument Road Associates and ATX Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4, file no. 333-44028)
10.4* Addendum, dated as of October 1, 1998, to Lease Agreement, dated as of January 18, 1994, by and between Monument Road Associates and ATX Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4, file no. 333-44028)
10.5* Addendum, dated as of November 1, 1999, to Lease Agreement, dated as of January 18, 1994, by and between Monument Road Associates and ATX Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.6 to the registration statement on Form S-4, file no. 333-44028)
10.6* Lease Agreement by and between Walnut Bridge Associates and ATX Telecommunications Services, Inc., dated as of January 2, 1993 (incorporated by reference to Exhibit 10.7 to the registration statement on Form S-4, file no. 333-44028)
10.7* Addendum, dated as of July 1, 1995, to Lease Agreement, dated as of January 2, 1993, by and between Walnut Bridge Associates and ATX Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.8 to the registration statement on Form S-4, file no. 333-44028)
10.8* Addendum, dated as of November 1, 1999, to Lease Agreement, dated as of January 2, 1993, by and between Walnut Bridge Associates and ATX Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-4, file no. 333-44028)
10.9* Addendum, dated as of March 1, 2000, to Lease Agreement, dated as of January 2, 1993, by and between Walnut Bridge Associates and ATX Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4, file no. 333-44028)
10.10* Letter of Credit, dated July 30, 1993 (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4, file no. 333-44028)
10.11* Letter of Credit, dated October 14, 1997 (incorporated by reference to Exhibit 10.12 to the registration statement on Form S-4, file no. 333-44028)
10.12* Letter of Credit, dated October 19, 1999 (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-4, file no. 333-44028)
10.13* Letter of Credit, dated October 30, 1998 (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4, file no. 333-44028)
10.14* Summary of loan by ATX Telecommunications Services, Inc. to Thomas Gravina and Debra Buruchian (incorporated by reference to Exhibit
         10.15 to the registration statement on Form S-4, file no.
         333-44028)
10.15* Summary of indebtedness of ATX Telecommunications Services, Inc. to Michael Karp (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-4, file no. 333-44028)
10.16* Summary of provision of services to ATX Telecommunications Services, Inc. by University City Housing (incorporated by reference to Exhibit 10.17 to the registration statement on Form S-4, file no. 333-44028)
10.17* Form of Tax Disaffiliation Agreement by and between CoreComm Incorporated and CoreComm Limited (incorporated by reference to
         Exhibit 10.1 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on Form 10-12G/A, file no. 000-24521)
10.18* CoreComm Limited 1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on Form 10-12G/A, file no. 000-24521)
10.19* CoreComm Limited Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on Form 10-12G/A, file no. 000-24521)
10.20* CoreComm Ohio Limited 1999 Stock Option Plan (incorporated by reference to Exhibit 10.3 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, annual report on Form 10-K, filed on March 22, 1999)
10.21* CoreComm Limited 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, annual report on Form 10-K, filed on March 22, 1999)
10.22* Amended and Restated Promissory Note made by Voyager.net, Inc. in favor of Horizon Cable I Limited Partnership, dated as of September 23, 1998 (incorporated by reference to Exhibit 10.3 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.23* Asset Purchase Agreement by and between Voyager Information Networks, Inc. and Freeway, Inc. (n/k/a Offline, Inc.), dated as of July 27, 1998 (incorporated by reference to Exhibit 10.4 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.24* Asset Purchase Agreement by and among Voyager Information Networks, Inc., EXEC-PC, Inc. (n/k/a The Mahoney Group), Robert J. Mahoney and Tracey Mahoney, dated as of September 23, 1998, (incorporated by reference to Exhibit 10.5 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.25* Asset Purchase Agreement by and among Voyager Information Networks, Inc., NetLinks Systems, L.L.C., David Shires, Christopher Michaels and Edwin Quinones, made as of September 26, 1998 (incorporated by reference to Exhibit 10.6 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.26* Reseller Agreement by and between Voyager Information Networks, Inc. and Millennium Digital Media Systems, L.L.C., dated as of April 13, 1999 (incorporated by reference to Exhibit 10.7 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.27* Employment Agreement by and between Voyager Information Networks, Inc. and Christopher Torto, dated as of February 20, 1998 (incorporated by reference to Exhibit 10.8 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.28* Employment Agreement by and between Voyager Information Networks, Inc. and Michael Williams, dated as of January 15, 1999 (incorporated by reference to Exhibit 10.9 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.29* Employment Agreement by and between Voyager Information Networks, Inc. and Christopher Michaels, made as of October 2, 1998, effective September 30, 1998 (incorporated by reference to Exhibit
         10.10 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.30* Employment Agreement by and between Voyager Information Networks, Inc. and David Shires, made as of October 2, 1998, effective September 30, 1998 (incorporated by reference to Exhibit 10.11 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
11.31* Employment Agreement by and between Voyager Information Networks, Inc. and Osvaldo deFaria, made as of January 11, 1999 (incorporated by reference to Exhibit 10.12 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.32* Employment Agreement by and between Voyager Information Networks, Inc. and Dennis Stepaniak, dated as of March 18, 1999 (incorporated by reference to Exhibit 10.13 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.33* Agreement Regarding Inventions, Non-competition and Confidentiality by and between Voyager Information Networks, Inc. and Christopher Torto, dated as of February 20, 1998 (incorporated by reference to Exhibit 10.14 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.34* Agreement Regarding Inventions, Non-competition and Confidentiality by and between Voyager Information Networks, Inc. and Michael Williams, dated as of October 15, 1997 (incorporated by reference to Exhibit 10.15 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.35* Agreement Regarding Inventions, Non-competition and Confidentiality by and between Voyager Information Networks, Inc. and Osvaldo deFaria, dated as of November 11, 1998 (incorporated by reference to Exhibit 10.16 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.36* Agreement Regarding Inventions, Non-competition and Confidentiality by and between Voyager Information Networks, Inc. and Dennis Stepaniak, dated as of March 18, 1998 (incorporated by reference to Exhibit 10.17 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.37* Employee Non-Competition Agreement by and between Voyager Information Networks, Inc. and Christopher Michaels, dated as of October 2, 1998 (incorporated by reference to Exhibit 10.18 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-7917)
10.38* Employee Non-Competition Agreement by and between Voyager Information Networks, Inc. and David Shires, dated as of October 2, 1998 (incorporated by reference to Exhibit 10.19 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.39* Employee Agreement by and between Voyager Information Networks, Inc. and Anthony Paalz, made as of September 15, 1999 (incorporated by reference to Exhibit 10.34 to Voyager.net, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30,
         1999)
10.40* Agreement Regarding Inventions, Non-competition and Confidentiality by and between Voyager Information Networks, Inc. and Anthony Paalz, dated as of September 15, 1999 (incorporated by reference to Exhibit 10.35 to Voyager.net, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 1999)
10.41*  Promissory Note made by Osvaldo deFaria, dated January 11, 1999, in favor of Voyager.net, Inc. (incorporated by reference to
         Exhibit 10.23 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.42* Promissory Note made by Glenn Friedly, dated January 11, 1999, in favor of Voyager.net, Inc. (incorporated by reference to Exhibit
         10.24 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.43* Promissory Note made by Christopher Torto, dated April 13, 1999, in favor of Voyager.net, Inc. (incorporated by reference to
         Exhibit 10.25 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.44* Voyager.net, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.26 of Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.45* Planet Direct Internet Service Provider Agreement by and between Planet Direct Corporation and Voyager Information Networks, Inc., dated as of March 17, 1997 (incorporated by reference to Exhibit
         10.28 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.46* Stock Purchase Agreement by and among Voyager Information Networks, Inc., GDR Enterprises, Inc. and each of Ronald M. Rose, Luke A. Gain and Stephen L. Dona, dated as of May 7, 1999 (incorporated by reference to Exhibit 10.30 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.47* Form of Promissory Note made by Christopher Torto, dated June 1999, in favor of Voyager.net, Inc. (incorporated by reference to
         Exhibit 10.31 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.48* CoreComm Limited 2000 Stock Option Plan (incorporated by reference to Annex B to CoreComm Limited's Definitive Proxy Statement on
         Schedule 14A for its Annual Meeting of Shareholders filed on April 27, 2000)
10.49* CoreComm Limited 2000 Special Stock Option Plan (incorporated by reference to Exhibit 4.5 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on Form S-8, file no. 333-33970)
10.50* CoreComm Limited 2000 Special ATX Stock Option Plan (incorporated by reference to Exhibit 10.50 to the registration statement on Form S-1/A, file no. 333-47984)
10.51* CoreComm Limited 2000 Special Voyager Stock Option Plan (incorporated by reference to Exhibit 10.51 to the registration statement on Form S-1/A, file no. 333-47984)
10.52* Credit Agreement, dated as of September 28, 2000, by and among CoreComm Limited, CoreComm Communications, Inc., CoreComm Holdco, Inc., the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.55 to the registration statement on Form S-1, file no. 333-47984)
10.53+ First Amendment, dated as of December 15, 2000, to the Credit Agreement, dated as of September 28, 2000, by and among CoreComm Limited, CoreComm Communications, Inc., CoreComm Holdco, Inc., the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent
10.54+ Second Amendment, dated as of January 25, 2001, to the Credit Agreement, dated as of September 28, 2000, by and among CoreComm Limited, CoreComm Communications, Inc., CoreComm Holdco, Inc., the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent
10.55* Senior Unsecured Note due September 29, 2003 of CoreComm Limited, dated September 29, 2000 issued to Debra Buruchian (incorporated by reference to Exhibit 10.53 to the registration statement on Form S-1/A, file no. 333-47984)
10.56* Senior Unsecured Note due September 29, 2003 of CoreComm Limited, dated September 29, 2000 issued to Michael Karp (incorporated by reference to Exhibit 10.54 to the registration statement on Form S-1/A, file no. 333-47984)
10.57* Senior Unsecured Note due September 29, 2003 of CoreComm Limited, dated September 29, 2000 issued to The Florence Karp Trust (incorporated by reference to Exhibit 10.55 to the registration statement on Form S-1/A, file no. 333-47984)
10.58* Senior Unsecured Note due September 29, 2003 of CoreComm Limited, dated September 29, 2000 issued to Thomas Gravina (incorporated by reference to Exhibit 10.56 to the registration statement on Form S-1/A, file no. 333-47984)
10.59* Note Purchase Agreement by and among CoreComm Limited, Michael Karp, Debra Buruchian, Thomas Gravina and The Florence Karp Trust, dated September 29, 2000 (incorporated by reference to Exhibit
         10.57 to the registration statement on Form S-1/A, file no.
         333-47984)
10.60+ 10.75% Senior Unsecured Convertible PIK Note due December 16, 2010 of CoreComm Limited and CoreComm Holdco, Inc., dated December 15, 2000, issued to Barclay Knapp
10.61+ 10.75% Senior Unsecured Convertible PIK Note due December 23, 2010 of CoreComm Limited and CoreComm Holdco, Inc., dated December 22, 2000, issued to Barclay Knapp
10.62+ 10.75% Senior Unsecured Convertible PIK Note due December 16, 2010 of CoreComm Limited and CoreComm Holdco, Inc., dated December 15, 2000, issued to George S. Blumenthal
10.63+ 10.75% Senior Unsecured Convertible PIK Note due December 16, 2010 of CoreComm Limited and CoreComm Holdco, Inc., dated December 15, 2000, issued to Richard J. Lubasch
10.64+ 10.75% Senior Unsecured Convertible PIK Note due December 16, 2010 of CoreComm Limited and CoreComm Holdco, Inc., dated December 15, 2000, issued to Ted H. McCourtney
11+      Statement re computation of per share earnings
21*      Subsidiaries of CoreComm Limited (incorporated by reference to
         Exhibit 21.1 to the registration statement on Form S-1/A, file no. 333-47984)
23.1+    Consent of Ernst & Young, LLP

+        included herewith
*        previously filed


                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

Dated: April 12, 2001

                                                    CORECOMM LIMITED

                                                    By: /s/ RICHARD J. LUBASCH
                                                        ----------------------
                                                    Senior Vice President,
                                                    General Counsel
                                                    and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

SIGNATURE                              TITLE                         DATE

/s/ GEORGE S. BLUMENTHAL   Chairman of the Board and           April 12, 2001
------------------------   Director
George S. Blumenthal

/s/ BARCLAY KNAPP          Principal Executive and Financial   April 12, 2001
------------------------   Officer and Director
Barclay Knapp

/s/ GREGG GORELICK         Principal Accounting Officer        April 12, 2001
------------------------
Gregg Gorelick

/s/ DEL MINTZ              Director                            April 12, 2001
------------------------
Del Mintz

/s/ ALAN J. PATRICOF       Director                            April 12, 2001
------------------------
Alan J. Patricof

/s/ WARREN POTASH          Director                            April 12, 2001
------------------------
Warren Potash



                     Form 10-K-- Item 14(a)(1) and (2)

                     CoreComm Limited and Subsidiaries

                 Index to Consolidated Financial Statements
                     and Financial Statement Schedules



The following consolidated financial statements of CoreComm Limited and Subsidiaries and its predecessor OCOM Corporation Telecoms Division are included in Item 8:

Reports of Independent Auditors ............................................F-2
Consolidated Balance Sheets - December 31, 2000 and 1999 ...................F-4
Consolidated Statements of Operations - Years Ended December 31, 2000 and
 1999, for the Period from April 1, 1998 (date operations commenced) to December 31, 1998 and for the Period from January 1, 1998 to
 May 31, 1998 ..............................................................F-5
Consolidated Statement of Shareholders' Equity - Years Ended
 December 31, 2000 and 1999 and for the Period from
 April 1, 1998 (date operations commenced) to December 31, 1998 ............F-6
Statement of Parent's Investment  - For the Period from
 January 1, 1998 to May 31, 1998 ...........................................F-7
Consolidated Statements of Cash Flows - Years Ended December 31, 2000
 and 1999, for the Period from April 1, 1998 (date operations commenced) to December 31, 1998 and for the Period from
 January 1, 1998 to May 31, 1998 ...........................................F-8
Notes to Consolidated Financial Statements ................................F-10

The following consolidated financial statement schedules of CoreComm Limited and Subsidiaries and OCOM Corporation Telecoms Division are included in Item 14(d):

Schedule I - Condensed Financial Information of Registrant  ...............F-31
Schedule II - Valuation and Qualifying Accounts ...........................F-36

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



                       Report of Independent Auditors



Shareholders and Board of Directors
CoreComm Limited

We have audited the consolidated balance sheets of CoreComm Limited and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from April 1, 1998 (date operations commenced) to December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoreComm Limited and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period from April 1, 1998 (date operations commenced) to December 31, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                              ERNST & YOUNG LLP



New York, New York
March 12, 2001, except
for Note 1 as to which
the date is April 11, 2001



                       Report of Independent Auditors





Shareholder
OCOM Corporation Telecoms Division

We have audited the statements of operations, parent's investment and cash flows of OCOM Corporation Telecoms Division ("OCOM") for the period from January 1, 1998 to May 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations and the cash flows of OCOM Corporation Telecoms Division for the period from January 1, 1998 to May 31, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                ERNST & YOUNG LLP



New York, New York
February 26, 1999




                     CoreComm Limited and Subsidiaries

                        Consolidated Balance Sheets

                                                                                           DECEMBER 31,
                                                                                      2000               1999
                                                                                ------------------ -----------------

ASSETS:
Current assets:
   Cash and cash equivalents                                                        $  25,802,000     $  86,685,000
   Marketable securities                                                                4,715,000        92,041,000
   Accounts receivable-trade, less allowance for doubtful accounts
     of $11,034,000 (2000) and $3,949,000 (1999)                                       34,344,000         7,875,000
   Due from NTL Incorporated                                                           17,206,000           195,000
   Other                                                                               10,289,000         5,791,000
                                                                                ------------------ -----------------
Total current assets                                                                   92,356,000       192,587,000

Fixed assets, net                                                                     179,651,000        90,619,000
Goodwill, net of accumulated amortization of $42,028,000 (2000) and
     $7,262,000 (1999)                                                                600,859,000        57,888,000
Intangible assets, net                                                                  6,092,000        38,388,000
Other, net of accumulated amortization of $1,480,000 (2000) and $414,000 (1999)        30,805,000        12,621,000
                                                                                ------------------ -----------------
                                                                                     $909,763,000      $392,103,000
                                                                                ================== =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $  73,133,000     $  13,851,000
  Accrued expenses                                                                     90,313,000        32,215,000
  Equipment payable                                                                             -         4,702,000
  Current portion of long-term debt and capital lease obligations                      22,921,000        19,127,000
  Deferred revenue                                                                     29,701,000         1,400,000
                                                                                ------------------ -----------------
Total current liabilities                                                             216,068,000        71,295,000

Long-term debt                                                                        358,624,000       179,318,000
Notes payable to related parties                                                       16,100,000                 -
Capital lease obligations                                                               2,693,000        14,564,000
Commitments and contingent liabilities

Shareholders' equity:
  Series preferred stock - $.01 par value, authorized 5,000,000 shares:
     Series A, liquidation preference $51,086,000; issued and outstanding
      51,000 (2000) and none (1999) shares                                                      -                 -
     Series B, liquidation preference $253,405,000; issued and outstanding
      250,000 (2000) and none (1999) shares                                                 3,000                 -
     Series C,  none issued or outstanding                                                      -                 -
  Common stock - $.01 par value; authorized 200,000,000 shares; issued and
      outstanding 72,029,000 (2000) and 38,556,000 (1999) shares                          720,000           386,000
  Additional paid-in capital                                                          781,357,000       246,319,000
  Deferred non-cash compensation                                                      (21,638,000)                -
  (Deficit)                                                                          (433,590,000)     (119,779,000)
                                                                                ------------------ -----------------
                                                                                      326,852,000       126,926,000
  Treasury stock at cost, 1,329,000 shares                                            (10,574,000)                -
                                                                                ------------------ -----------------
                                                                                      316,278,000       126,926,000
                                                                                ------------------ -----------------
See accompanying notes                                                               $909,763,000      $392,103,000
                                                                                ================== =================





                     CoreComm Limited and Subsidiaries
           and its Predecessor OCOM Corporation Telecoms Division

                   Consolidated Statements of Operations






                                                                                                                    THE
                                                                                                                PREDECESSOR
                                                                                          FOR THE PERIOD           (OCOM)
                                                                                          FROM APRIL 1,     --------------------
                                                                                            1998 (DATE        FOR THE PERIOD
                                                                                            OPERATIONS        FROM JANUARY 1,
                                                                                          COMMENCED) TO           1998 TO
                                                      YEAR ENDED DECEMBER 31,              DECEMBER 31,           MAY 31,
                                                    2000                  1999                 1998                1998
                                             -------------------- --------------------- ------------------- --------------------

REVENUES                                        $   132,122,000      $   58,151,000         $   6,713,000        $ 1,452,000

COSTS AND EXPENSES
Operating                                           142,323,000          58,561,000             5,584,000            772,000
Selling, general and administrative                 111,010,000          74,185,000            11,940,000          3,205,000
Corporate                                            12,884,000           7,996,000             2,049,000                  -
Non-cash compensation                                43,440,000           1,056,000             4,586,000                  -
Other charges                                        12,706,000                  -                     -                   -
Write-down of intangibles                            35,920,000                  -                     -                   -
Depreciation                                         30,746,000          10,945,000               749,000            255,000
Amortization                                         42,420,000           8,633,000               231,000              2,000
                                             -------------------- --------------------- ------------------- --------------------
                                                    431,449,000         161,376,000            25,139,000          4,234,000
                                             -------------------- --------------------- ------------------- --------------------
Operating (loss)                                   (299,327,000)       (103,225,000)          (18,426,000)        (2,782,000)

OTHER INCOME (EXPENSE)
Interest income and other, net                        6,223,000           5,773,000             2,632,000                  -
Interest expense                                    (20,457,000)         (5,341,000)              (21,000)                 -
                                             -------------------- --------------------- ------------------- --------------------
(Loss) before income taxes                         (313,561,000)       (102,793,000)          (15,815,000)        (2,782,000)
Income tax provision                                   (250,000)           (731,000)             (440,000)                 -
                                             -------------------- --------------------- ------------------- --------------------
Net (loss)                                        $(313,811,000)      $(103,524,000)         $(16,255,000)       $(2,782,000)
                                             ==================== ===================== =================== ====================

Basic and diluted net (loss) per
 share                                                  $(6.73)              $(3.03)                $(.55)             $(.09)
                                             ==================== ===================== =================== ====================


See accompanying notes.






                               Consolidated Statement of Shareholders' Equity

                                     For the Period from April 1, 1998
                                  (date operations commenced) to December
                                      31, 1998 and for the Years Ended
                                         December 31, 1999 and 2000

                                    SERIES A       SERIES B                                ADDITIONAL
                                    Preferred      Preferred Stock    Common Stock          PAID-IN
                                    Stock
                                    -----------------------------------------------------
                                    Shares  Par    Shares    Par      Shares      Par       Capital
                                    --------------------------------------------------------------------

Initial contribution                                                2,700,000    $27,000  $22,158,000
Capital contributions                                              26,994,000    270,000  158,508,000
Issuance of stock options                                                                   4,586,000
Exercise of warrants                                                    3,000                   3,000
Net (loss) for the period
from April 1, 1998(date operations
commenced) to December 31,1998
                                    --------------------------------------------------------------------
Balance, December 31, 1998                                         29,697,000    297,000  185,255,000
                                    --------------------------------------------------------------------
Exercise of stock options                                             804,000      8,000    5,232,000
Exercise of warrants                                                4,810,000     48,000   10,857,000
Common stock issued for acquisition                                 3,245,000     33,000   30,792,000
Stock options issued for acquisition                                                        4,027,000
Warrants issued for acquisition                                                             9,100,000
Non-cash compensation expense                                                               1,056,000
Net (loss) for the year ended
December 31, 1999
                                    --------------------------------------------------------------------
Balance, December 31,  1999                                        38,556,000    386,000  246,319,000
                                    ----------------------------------------- --------------------------

Exercise of stock options                                           2,276,000     23,000   18,967,000
Exercise of warrants                                                   35,000          -      276,000
Common stock issued for acquisitions                               31,833,000    318,000  333,049,000
Preferred stock issued for an
acquisition                                       250,000  $3,000                          67,295,000
Preferred stock issued for cash       50,000  $ -                                          50,000,000
Accreted dividends on preferred
stock                                                                                      (4,491,000)
Preferred stock issued for dividends   1,000    -                                           1,086,000
Deferred non-cash compensation                                                             60,290,000
Non-cash compensation  expense
Repurchase of common stock
 underlying rescinded options                                        (671,000)    (7,000)  (6,796,000)
Expense from rescission of stock
 options                                                                                    4,788,000
Common stock issued for acquisition
 and returned to  treasury, at cost                                                        10,574,000
Net (loss) for the year ended
 December 31, 2000
                                    --------------------------------------------------------------------
Balance, December 31, 2000             51,000 $ - 250,000  $3,000  72,029,000   $720,000 $781,357,000
                                    ====================================================================



                               Consolidated Statement of Shareholders' Equity

                                     For the Period from April 1, 1998
                                  (date operations commenced) to December
                                      31, 1998 and for the Years Ended
                                         December 31, 1999 and 2000




                                            DEFERRED                           TREASURY STOCK
                                            NON-CASH                     ------------------------------
                                          COMPENSATION      (DEFICIT)       SHARES        AMOUNT
                                          -------------------------------------------------------------
Initial contribution
Capital contributions
Issuance of stock options
Exercise of warrants
Net (loss) for the period
from April 1, 1998(date operations
commenced) to December 31,1998                              $(16,255,000)
                                           ------------------------------------------------------------
Balance, December 31, 1998                                   (16,255,000)
Exercise of stock options                  ------------------------------------------------------------
Exercise of warrants
Common stock issued for acquisition
Stock options issued for acquisition
Warrants issued for acquisition
Non-cash compensation expense
Net (loss) for the year ended
December 31, 1999                                           (103,524,000)

                                        ---------------------------------------------------------------
Balance, December 31,  1999                                 (119,779,000)
                                        ---------------------------------------------------------------
Exercise of stock options
Exercise of warrants
Common stock issued for acquisitions
Preferred stock issued for an
acquisition
Preferred stock issued for cash
Accreted dividends on preferred
stock
Preferred stock issued for dividends
Deferred non-cash compensation             $(31,338,000)
Non-cash compensation  expense                9,700,000
Repurchase of common stock
 underlying rescinded options
Expense from rescission of stock
 options
Common stock issued for acquisition
 and returned to  treasury, at cost                                         (1,329,000)   $(10,574,000)
Net (loss) for the year ended
 December 31, 2000                                          (313,811,000)
                                        ---------------------------------------------------------------
Balance, December 31, 2000                 $(21,638,000)   $(433,590,000)   (1,329,000)   $(10,574,000)
                                        ===============================================================


The Consolidated Statement of Shareholders' Equity reflects on a retroactive basis the 3-for-2 stock split by way of a stock dividend paid on September 2, 1999 and the 3-for-2 stock split by way of a stock dividend paid on February 2, 2000.

See accompanying notes.






                      Statement of Parent's Investment
          of OCOM Corporation Telecoms Division (the Predecessor)

            For the Period from January 1, 1998 to May 31, 1998






Balance, December 31, 1997                                $ 321,000
Capital contributions                                     4,261,000
Net (loss) for the five months ended May 31, 1998        (2,782,000)
                                                       --------------
Balance, May 31, 1998                                    $1,800,000
                                                       ==============



See accompanying notes.




                   Consolidated Statements of Cash Flows


                                                                                                                 THE PREDECESSOR
                                                                                                                      (OCOM)
                                                                                          FOR THE PERIOD FROM   -------------------
                                                                                          APRIL 1, 1998 (DATE     FOR THE PERIOD
                                                                                              OPERATIONS         FROM JANUARY 1,
                                                                                             COMMENCED) TO           1998 TO
                                                         YEAR ENDED DECEMBER 31,             DECEMBER 31,            MAY 31,
                                                         2000               1999                1998                  1998
                                                 -------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net (loss)                                          $(313,811,000)      $(103,524,000)       $(16,255,000)      $(2,782,000)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating
    activities:
    Depreciation and amortization                        73,166,000          19,578,000             980,000           257,000
    Non-cash compensation                                43,440,000           1,056,000           4,586,000                 -
    Provision for losses on accounts
      receivable                                          7,130,000           3,241,000             501,000            92,000
    Write-down of intangible assets                      35,920,000                 -                  -                    -
    Accretion of interest on marketable
      securities                                         (2,440,000)         (3,053,000)           (639,000)                -
    Amortization of original issue
      discount                                            1,221,000                 -                  -                    -
    Other                                                 2,043,000             239,000            (119,000)                -
    Changes in operating assets and
      liabilities, net of effect from
      business acquisitions:
     Accounts receivable                                 (7,383,000)          3,115,000            (480,000)         (262,000)
     Due from affiliates                                (17,011,000)          1,759,000          (1,954,000)                -
     Other current assets                                   (70,000)         (3,488,000)           (287,000)         (179,000)
     Other assets                                        (2,238,000)         (2,783,000)         (2,824,000)                -
     Accounts payable                                    17,716,000           5,390,000           1,261,000          (311,000)
     Accrued expenses                                    14,097,000           6,114,000           2,814,000          (453,000)
     Deferred revenue                                    17,218,000             (61,000)             94,000                 -
                                                 -------------------------------------------------------------------------------
  Net cash (used in) operating activities              (131,002,000)        (72,417,000)        (12,322,000)       (3,638,000)

  INVESTING ACTIVITIES
  Purchase of fixed assets                              (65,321,000)        (20,575,000)         (2,341,000)         (623,000)
  Acquisitions, net of cash acquired                    (98,613,000)        (47,056,000)                 -                  -
  Purchase of marketable securities                     (38,730,000)       (142,922,000)       (110,079,000)                -
  Proceeds from sale of marketable
    securities                                          128,496,000         164,652,000                -                    -
                                                 -------------------------------------------------------------------------------
  Net cash (used in) investing activities               (74,168,000)        (45,901,000)       (112,420,000)         (623,000)





             Consolidated Statements of Cash Flows (continued)



                                                                                                                 THE PREDECESSOR
                                                                                                                      (OCOM)
                                                                                          FOR THE PERIOD FROM   -------------------
                                                                                          APRIL 1, 1998 (DATE     FOR THE PERIOD
                                                                                              OPERATIONS         FROM JANUARY 1,
                                                                                             COMMENCED) TO           1998 TO
                                                         YEAR ENDED DECEMBER 31,             DECEMBER 31,            MAY 31,
                                                         2000               1999                1998                  1998
                                                   --------------------------------------------------------------------------------
FINANCING ACTIVITIES
Capital contributions                                             -                 -         150,904,000            4,261,000
Proceeds from borrowings, net of
  financing costs                                       103,328,000       168,545,000                  -                     -
Proceeds from issuance of preferred
  stock                                                  50,000,000                 -                  -                     -
Proceeds from exercise of stock options
  and warrants                                           12,463,000        16,145,000               3,000                    -
Principal payments                                       (5,936,000)       (3,469,000)                  -                    -
Principal payments of capital lease
  obligations                                           (15,568,000)       (2,379,000)             (4,000)                   -
                                                   ----------------- ------------------ -------------------- ----------------------
Net cash provided by financing
  activities                                            144,287,000       178,842,000         150,903,000            4,261,000
                                                   ----------------- ------------------ -------------------- ----------------------
(Decrease) increase in cash and cash
  equivalents                                           (60,883,000)       60,524,000          26,161,000                    -
Cash and cash equivalents at beginning
 of period                                               86,685,000        26,161,000                   -                    -
                                                   ----------------- ------------------ -------------------- ----------------------
Cash and cash equivalents at end of
  period                                              $  25,802,000     $  86,685,000         $26,161,000      $             -
                                                   ================= ================== ==================== ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
Cash paid for interest                                $  14,362,000      $  2,032,000    $          4,000      $             -
Income taxes paid                                           369,000         1,421,000                   -                    -

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING ACTIVITIES
Capital contributions of noncash net
  assets                                           $              -      $          -    $     30,059,000      $             -
Liabilities incurred to acquire fixed
  assets                                                 35,626,000        19,621,000             175,000                    -
Common stock, preferred stock, stock
  options and warrants issued for
  acquisitions                                          400,665,000        43,952,000                   -                    -
Notes issued for acquisition, net
  of discount                                            94,015,000                 -                   -                    -

See accompanying notes.





                 Notes to Consolidated Financial Statements



1.  ORGANIZATION AND BUSINESS

    CoreComm Limited (the "Company"), formerly a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc. ("CCPR"), was formed in March 1998 in order to succeed to the businesses and assets that were operated by OCOM Corporation and as an appropriate vehicle to pursue new telecommunications opportunities outside of Puerto Rico and the U.S. Virgin Islands. Operations commenced in April 1998. In September 1998, CCPR made a cash contribution to the Company of $150,000,000 and distributed 100% of the outstanding shares of the Company on a one-for-one basis to CCPR's shareholders.

    In September 2000, the Company, a Bermuda corporation, merged with and into its newly-formed, wholly-owned Delaware corporate subsidiary. The Delaware corporation then merged into ATX Telecommunications Services, Inc. ("ATX") with ATX being the surviving corporation and changing its name to CoreComm Limited. For accounting purposes, the Company's predecessor is CoreComm Limited, the Bermuda corporation.

    The Company's competitive local exchange carrier ("CLEC"), cellular long distance, landline long distance and cellular resale businesses were formerly owned and operated by OCOM Corporation Telecoms Division ("OCOM"). CCPR acquired the operating assets and related liabilities of these businesses from OCOM on June 1, 1998. OCOM is the original predecessor business to the Company.

    The Company provides integrated telephone, Internet and high-speed data services to business and residential customers in targeted markets throughout the United States. As of December 31, 2000, the Company's customers are located throughout the United States, although much of the Company's business is conducted in Pennsylvania, Ohio and Michigan.

    In April 2001, the Company completed a reevaluation of its business plan in light of current market conditions and has made significant modifications to its plans. The Company currently intends to devote its resources to the more profitable areas of its business and substantially reduce its operations and related costs in the other areas of its business. The Company expects a portion of its residential customer base to decline over time due to a combination of churn and a decline in new customer growth. In addition, the Company intends to sell its non-CLEC assets and businesses, and has decided to select and retain one or more investment banks in April 2001 for the purpose of conducting this sale. The Company expects to record significant charges in 2001 in connection with these plans to reduce costs and sell non-CLEC assets and businesses. The Company currently expects the charges relating to the cost reductions and the sale of non-CLEC assets and businesses to be in excess of $100 million, substantially all of which is a non-cash charge from the write down of intangible assets that became impaired as a result of the decision in April 2001 to sell non-CLEC assets and businesses.

    In April 2001, the Company entered into financing arrangements to provide $80 million of additional cash, which it expects to receive in April 2001. The arrangements include $55 million to be provided under an Amended and Restated Agreement Credit Agreement that amends and restates the term loan facility and revolving credit facility described in Note 9. A portion of the $55 million will come from The Chase Manhattan Bank ("Chase"), and the remainder from America Online, Inc. ("AOL") and Goldman Sachs Credit Partners. The remainder of the $80 million is in the form of debt financing to be provided by Booth American Company and NTL Incorporated ("NTL") in the amounts of $10 million and $15 million, respectively.

    In connection with these arrangements, the Company entered into certain other agreements including the following:

    o A marketing agreement with AOL to market a joint CoreComm/AOL bundled package in the Company's market areas. The Company also committed to purchase $22.5 million in advertising from AOL of which $7.5 million is
 ! payable immediately for advertising to be utilized in 2001. The remainder is for advertising to be utilized in 2002.

    o The Company will pay $9 million in fees in connection with the ATX and Voyager.net, Inc. ("Voyager") acquisitions which are included in accrued expenses at December 31, 2000.

    o The Company agreed to pay Chase $500,000 upon receipt of funds under the Credit Agreement.

    o A network and software agreement with NTL pursuant to which the Company will provide U.S. network access on the Company's network for U.K. Internet traffic from NTL's U.K. customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how.

    o The Company agreed to amend the conversion price of the Series A preferred stock issued in September 2000 to Booth American Company to the stated liquidation value of $1,000 per Series A preferred share divided by $1.75 from the stated liquidation value of $1,000 per share divided by $14.36.

    o The Company agreed to issue to lenders warrants to purchase approximately 10.6 million shares of its common stock at an exercise price of $.01 per share that expire in April 2011. If the Company reduces the aggregate commitments under the Credit Agreement by $40 million on or prior to September 30, 2001, warrants issued to purchase approximately 4.2 million shares of common stock may be canceled. Warrants to purchase an aggregate of approximately 1.3 million shares of common stock issued in December 2000 and January 2001 will be canceled upon the issuance of these new warrants.

    The Company anticipates that it will have sufficient cash to execute its revised business plan, however, there can be no assurance that: (a) actual costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (c) the Company will be able to access such cash flow or (d) the Company will not be adversely affected by interest rate fluctuations. The Company continues to review its operations and may incur additional charges in the future related to further restructuring or downsizing of its operations.

    The Amended and Restated Credit Agreement amends and restates the term loan facility and revolving credit facility described in Note 9. The aggregate amount available was amended to $156.1 million of which the term loan facility is $106.1 million and the revolving credit facility is $50 million. In addition, the interest rate was amended to, at the Company's option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum.

    In April 2001, the Company entered into agreements with Booth American Company and NTL for the issuance of $10 million and $15 million, respectively, of unsecured convertible notes. These notes will mature in April and May 2011. Interest on the notes is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. The interest will be payable in kind by the issuance of additional unsecured convertible notes in such principal amount as shall equal the interest payment that is then due. These notes will be convertible into common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. The additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of our common stock for a specified period. These notes will be redeemable, in whole or in part, at our option, at any time in April or May 2003, at a redemption price of 103.429% that declines annually to 100% in April or May 2007, in each case together with accrued and unpaid interest to the redemption date.


    The following is the revenues from external customers for each of the Company's communication services:

                                                                                                   THE PREDECESSOR
                                                                          FOR THE PERIOD               (OCOM)
                                                                        FROM APRIL 1, 1998   -----------------------------
                                                                         (DATE OPERATIONS
                                                                           COMMENCED) TO               FOR THE
                                         YEAR ENDED DECEMBER 31,            DECEMBER 31,         PERIOD FROM JANUARY 1,
                                                                                                    1998 TO MAY 31,
                                         2000              1999                1998                      1998
                                   ---------------------------------------------------------------------------------------

       Telecommunications              $102,033,000      $47,456,000         $2,993,000               $   217,000
       Internet and Data                 28,788,000        6,996,000            155,000                         -
       Other                  (a)         1,301,000        3,699,000          3,565,000                 1,235,000
                                   ---------------------------------------------------------------------------------------
                                       $132,122,000      $58,151,000         $6,713,000                $1,452,000
                                   =======================================================================================

    (a)     Other includes cellular long distance, wireless and paging revenue.

2.  SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and those entities where the Company's interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

    CASH EQUIVALENTS

    Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were approximately $25.5 million and $71.6 million at December 31, 2000 and 1999, respectively, and consisted of corporate commercial paper.

    MARKETABLE SECURITIES

    Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

    Marketable securities at December 31, 2000 and 1999 consisted of corporate commercial paper. During the years ended December 31, 2000 and 1999 and for the period from April 1, 1998 (date operations commenced) to December 31, 1998, there were no realized gains or losses on sales of securities. All of the marketable securities as of December 31, 2000 and 1999 had a contractual maturity of less than one year.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The Company records an estimate of uncollectible accounts receivable based on the current aging of its receivables and its prior collection experience.

    FIXED ASSETS

    Fixed assets are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment - 3 to 15 years, computer hardware and software - 3 or 5 years and other equipment - 2 to 7 years, except for leasehold improvements for which the estimated useful lives are the term of the lease.

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

    GOODWILL

    Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the period benefited, which is estimated to be 5 or 7 years. The Company continually reviews the recoverability of the carrying value of goodwill using the same methodology that it uses for the evaluation of its other long-lived assets.

    LMDS LICENSE COSTS

    The costs incurred to acquire the Local Multipoint Distribution Service ("LMDS") licenses from the Federal Communications Commission (the "FCC") were deferred and will be amortized on a straight-line basis over the term of the licenses upon the commencement of operations. The Company continually reviews the recoverability of the carrying value of LMDS licenses using the same methodology that it uses for the evaluation of its other long-lived assets.

    INTANGIBLE ASSETS

    Intangible assets include workforce and customer lists. These are acquisition-related assets which are stated at their estimated fair value as of the date acquired in a business combination accounted for as a purchase, less accumulated amortization. Amortization is recorded on a straight-line basis over estimated useful lives of 2 and 7 years. The Company continually reviews the recoverability of the carrying value of the intangible assets using the same methodology that it uses for the evaluation of its other long-lived assets.

    OTHER ASSETS

    Other assets include deferred financing costs and notes receivable from former officers of Voyager. Deferred financing costs were incurred in connection with the issuance of debt and are charged to interest expense over the term of the related debt. The notes receivable earn interest at 5% per annum and are due in 2002 and 2003.

    NET (LOSS) PER SHARE

    The Company reports its basic and diluted net (loss) per share in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The weighted average shares used for the computation of net (loss) per share prior to September 1998 are equivalent to CCPR's historical weighted average shares (since CCPR shareholders received one share of the Company for each CCPR share owned).

    REVENUE RECOGNITION AND CERTAIN COST CLASSIFICATIONS

    Revenues are recognized at the time the service is rendered to the customer or the performance of the service has been completed. Charges for services that are billed in advance are deferred and recognized when earned.

    Operating costs includes direct costs of sales and network costs. Direct cost of sales includes the costs directly incurred primarily with other telecommunications carriers in order to render services to customers. Network costs include the costs of fiber and access, points of presence, repairs and maintenance, rent, utilities and property taxes of the telephone, Internet and data network, as well as salaries and related expenses of network personnel.

    ADVERTISING EXPENSE

    The Company charges the cost of advertising to expense as incurred.
 ! Advertising costs for the years ended December 31, 2000 and 1999, for the period from April 1, 1998 (date operations commenced) to December 31, 1998 and for the period from January 1, 1998 to May 31, 1998 were $8,683,000, $4,407,000, $812,000 and $79,000, respectively.

    STOCK-BASED COMPENSATION

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be adopted retroactive to January 1, 2000. The adoption of SAB 101 had no significant effect on revenues or results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. This new accounting standard was required to be adopted by the Company effective January 1, 2001. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

    In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," both of which had no effect on the consolidated financial statements. The Company operates in a single business segment.

4.  CERTAIN RISKS AND UNCERTAINTIES

    The Company requires additional financing. There can be no assurance that the required financing will be obtained on acceptable terms or at all.

    The Company's performance is affected by, among other things, its ability to implement expanded interconnection and collocation with the facilities of incumbent local exchange carriers ("ILECs") and develop efficient and effective working relationships with the ILECs and other carriers. The Company has installed its own switches and related equipment in certain of its markets. The Company will continue to lease the unbundled local loop
 ! needed to connect its customers to its switches. The Company purchases capacity from the ILECs on a wholesale basis pursuant to contracts and sells it at retail rates to its customers. The Company depends upon the ILECs to maintain the quality of their service to the Company's customers. Also, except for CLEC customers who are connected to one of the Company's switches and Internet services customers, the Company depends upon the ILECs for accurate and prompt billing information in order for the Company to bill its customers.

    The Company's business is highly competitive which results in pricing pressure and increasing customer acquisition costs. Expenses are expected to exceed revenues in each location in which the Company offers service until a sufficient customer base is established.

5.  INTANGIBLE ASSETS

    Intangible assets consist of:

                                                                                               DECEMBER 31,
                                                                                        2000                 1999
                                                                                --------------------- --------------------

LMDS license costs                                                                  $    4,230,000           $25,366,000
Workforce, net of accumulated amortization of $198,000 (2000) and
  $310,000 (1999)                                                                           52,000             1,160,000
Customer lists, net of accumulated amortization of $530,000 (2000) and
  $1,478,000 (1999)                                                                      1,810,000            11,862,000
                                                                                --------------------- --------------------
                                                                                        $6,092,000           $38,388,000
                                                                                ===================== ====================


5.  INTANGIBLE ASSETS (CONTINUED)

    On September 29, 2000, the Company completed two significant acquisitions. The Company acquired Voyager, a large independent Internet communications company focused on the Midwestern United States. Voyager was acquired for approximately $36.1 million in cash and 19,435,000 shares of the Company's common stock. The common stock was valued at $154.6 million, the fair value at the time of the closing of the transaction. In addition, the Company incurred acquisition related costs of approximately $9.4 million and repaid approximately $24.0 million of Voyager debt including accrued interest.

    The Company also acquired ATX, a CLEC providing integrated voice and high-speed data services, including long distance, local, wireless and network services through the use of telephone switching equipment and other physical facilities in the New York - Virginia corridor. ATX was acquired for approximately $39.4 million in cash, approximately $108.7 million principal amount of the Company's senior unsecured notes due 2003, 12,398,000 shares of the Company's common stock and 250,000 shares of the Company's Series B preferred stock with a stated value of $250.0 million. The common stock was valued at $178.7 million, the fair value at the time of the third amendment to the ATX merger agreement on July 31, 2000. The senior unsecured notes and the Series B preferred stock were valued at $94.0 million and $67.3 million, respectively, the fair value on the date of issuance. In addition, the Company incurred acquisition related costs of approximately $12.4 million.

    These acquisitions have been accounted for as purchases, and, accordingly the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $615.9 million exceeded the estimated fair value of net tangible assets acquired by $588.5 million, which was allocated to goodwill. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values at acquisition. Changes to the allocation of purchase price are anticipated as valuations of assets and liabilities are completed.

    In May 1999, the Company acquired 100% of the stock of MegsINet Inc., a national Internet Service Provider ("ISP") in Chicago for a total consideration of $16.8 million in cash and 3,245,000 shares of the Company's common stock. In addition, the Company exchanged MegsINet stock options for options to purchase 444,000 shares of the Company's common stock, repaid $2.0 million of MegsINet debt and incurred acquisition related costs of $1.2 million. The common stock portion of the consideration was valued at $30.8 million, the fair value on the date prior to the announcement. The stock options were valued at $4.0 million using the Black-Scholes option pricing model.

    Also in May 1999, the Company acquired the wireline assets of USN Communications, Inc., which was a CLEC that operated on a resale basis, for a cash payment of $26.4 million, warrants to purchase 563,000 shares of the Company's common stock at a price of $13.33 per share and 225,000 shares at a price of $22.22 per share, and a potential contingent cash payment which was capped at $58.6 million. The contingent payment was payable only if the USN assets met or exceeded operating performance thresholds. The Company does not expect the actual payment, if any, to be significant. The warrants were valued at $9.1 million, the fair value on the date of issuance. In addition, the Company incurred acquisition related costs of $1.0 million.

    These acquisitions have been accounted for as purchases, and, accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of $91.3 million exceeded the fair value of the net tangible assets acquired by $75.6 million, which was allocated as follows: $13.3 million to customer lists, $1.5 million to workforce and $60.8 million to goodwill.


    The pro forma unaudited consolidated results of operations for the years ended December 31, 2000 and 1999 assuming consummation of the acquisitions
  ! as of January 1, 1999 are as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                                2000                    1999
                                                                      ---------------------------------------------

  Total revenue                                                               $298,446,000          $297,873,000
  Net (loss)                                                                  (432,255,000)         (270,389,000)
  Basic and diluted net (loss) per share                                             (6.46)                (4.33)

    A significant component of the 1999 pro forma results is associated with the acquisition of certain assets of USN. Although USN quickly developed a large customer list and revenue base in 1997 and 1998, it had difficulties under its previous management providing services, including billing, customer care and other operational areas, and filed for bankruptcy in February 1999. Since the acquisition, we have been successful in improving these operations in many areas. However, because of quality deficiencies in the operations acquired from USN, and the need to improve quality in order to continue to sell lines in the former USN markets, and consistent with our due diligence, transaction structure and purchase price, revenues associated with the USN assets declined significantly since our acquisition.

    In accordance with our accounting policy, at December 31, 2000 the Company reduced the carrying amount of certain intangible assets from business combinations to their fair value. Goodwill and other intangibles with a book value of $14,784,000 were written-off. The goodwill had useful lives of 5 and 10 years, and the other intangibles had useful lives of 3 and 5 years.

6.  LMDS LICENSE COSTS

    Cortelyou Communications Corp. ("Cortelyou"), a wholly-owned subsidiary of the Company, was the successful bidder for 15 Block A LMDS licenses in Ohio. The LMDS licenses were acquired for an aggregate of $25.4 million, which includes costs incurred of $125,000. LMDS frequencies are used for the provision of voice and data services to businesses and homes in competition with ILECs and/or cable television operators. The FCC has allocated two blocks of frequencies to be licensed in each of the 493 Basic Trading Areas in the United States and its territories based on an auction that ended in March 1998. At December 31, 2000, the Company reduced the carrying amount of the LMDS licenses by $21,136,000 to reflect their estimated fair value.

7.  FIXED ASSETS

    Fixed assets consist of:

                                                                                      DECEMBER 31,
                                                                                2000                    1999
                                                                      ---------------------------------------------

  Operating equipment                                                      $131,470,000             $50,290,000
  Computer hardware and software                                             53,960,000              17,455,000
  Other equipment                                                            15,680,000               9,300,000
  Construction-in-progress                                                   19,985,000              24,681,000
                                                                      ---------------------------------------------
                                                                            221,095,000             101,726,000
  Accumulated depreciation                                                  (41,444,000)            (11,107,000)
                                                                      ---------------------------------------------
                                                                           $179,651,000             $90,619,000
                                                                      =============================================

8.  ACCRUED EXPENSES

    Accrued expenses consist of:

                                                                                      DECEMBER 31,
                                                                                2000                    1999
                                                                      ---------------------------------------------

  Payroll and related                                                        $5,032,000              $2,903,000
  Professional fees                                                           2,995,000               2,161,000
  Taxes, including income taxes                                              14,829,000               6,089,000
  Accrued equipment purchases                                                14,460,000              13,455,000
  Toll and interconnect                                                      20,628,000                 637,000
  Interest                                                                    4,565,000               3,037,000
  Acquisition costs                                                          16,090,000                       -
  Other                                                                      11,714,000               3,933,000
                                                                      ---------------------------------------------
                                                                            $90,313,000             $32,215,000
                                                                      =============================================

9.  LONG-TERM DEBT

    Long-term debt consists of:

                                                                                       DECEMBER 31,
                                                                                 2000                 1999
                                                                         --------------------- --------------------

  6% Convertible Subordinated Notes                                            $175,000,000         $175,000,000
  Working capital promissory note, interest at 8.5%                               1,496,000            3,077,000
  Note payable for equipment, interest at 12.75%                                  3,331,000            6,238,000
  Senior secured credit facility                                                 91,100,000                    -
  Senior unsecured notes due 2003, less unamortized
   discount of $13,433,000                                                       95,236,000                    -
  Other                                                                             160,000              283,000
                                                                         --------------------- --------------------
                                                                                366,323,000          184,598,000
  Less current portion                                                            7,699,000            5,280,000
                                                                         --------------------- --------------------
                                                                               $358,624,000         $179,318,000
                                                                         ===================== ====================

    In September 2000, subsidiaries of the Company entered into a senior secured credit facility with The Chase Manhattan Bank as lender, administrative agent and collateral agent. The senior secured credit facility provides for both a term loan facility and a revolving credit facility. The term loan facility is for an initial aggregate amount of $100.0 million and will amortize in quarterly installments of principal commencing on December 31, 2003 with a final maturity on September 22, 2008. At December 31, 2000, the Company had $50.0 million outstanding under the term loan facility. In January 2001, the Company borrowed an additional $6.7 million under the term loan facility. The revolving credit facility is for a total of $50.0 million. The revolving credit facility shall be automatically and permanently reduced in increasing quarterly installments of principal commencing on December 31, 2003 with a termination date on September 22, 2008. At December 31, 2000, the Company had $41.1 million outstanding under the revolving credit facility. In January 2001, the Company borrowed an additional $3.3 million under the revolving credit facility. In the event the 6% Convertible Notes have not been converted or refinanced on or prior to April 1, 2006, then the facilities become payable in full on April 1, 2006. Of the aggregate of $10.0 million borrowed in January 2001, $3.0 million was used for the payment of acquisition costs included in accrued expenses at December 31, 2000.

    The interest rate on both the term loan facility and the revolving credit facility is initially, at the Company's option, either 3.25% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.50% per annum; or the reserve-adjusted London Interbank Offered Rate (Adjusted LIBOR) plus 4.25% per annum. The applicable margin for the facilities will be subject to reductions based on the ratio of the Company's consolidated total debt to annualized EBITDA. At December 31, 2000, the effective interest rate on the amounts outstanding was 10.982%. Interest is payable at least quarterly. The unused portion of the facility is subject to a commitment fee equal to 1.25% per annum payable quarterly, subject to reduction to 1.00% per annum based upon the amount borrowed under the facility. On April 11, 2001, this facility was amended (see Note 1).

    In September 2000, the Company issued approximately $108,669,000 aggregate principal amount of the senior unsecured notes to the former stockholders of ATX. The senior unsecured notes mature on September 29, 2003. Interest on the notes is at an annual rate of 6.47% payable in either cash or common stock, at the Company's election, on October 1 and April 1 of each year beginning on April 1, 2001. In January 2001, the Company made a required principal payment of approximately $2.1 million. The notes require additional principal payments of approximately $640,000 on March 29, 2001, approximately $2.7 million on January 1, 2002 and approximately $2.7 million on January 1, 2003.

    In October 1999, the Company issued $175,000,000 principal amount of 6% Convertible Subordinated Notes due October 1, 2006 (the "Convertible Notes"). Interest on the Convertible Notes is payable semiannually on April 1 and October 1 of each year, which commenced on April 1, 2000. The Convertible Notes are unsecured obligations convertible into common stock prior to maturity at a conversion price of $27.39 per share, subject to adjustment. There are approximately 6,388,000 shares of common stock reserved for issuance upon conversion of the Convertible Notes. The Convertible Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after October 1, 2002, at a redemption price of 103.429% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the redemption date. The Company incurred $7,040,000 in fees and expenses in connection with the issuance of the Convertible Notes, which is included in deferred financing costs.

    MegsINet originally borrowed $4,000,000 from Ascend Communications, Inc. ("Ascend") under a working capital promissory note dated August 1998. MegsINet is required to make monthly principal and interest payments of $148,000 through January 2002. The Company issued a warrant to Ascend to purchase approximately 29,000 shares of the Company's common stock at $13.75 per share in connection with the promissory note.

    In 1998, MegsINet entered into an agreement with Cisco Systems Capital Corporation ("Cisco"), whereby MegsINet can purchase operating equipment under a promissory note. Monthly payments of principal and interest commenced in 1999. MegsINet is required to make monthly principal and interest payments that decline each month from $366,000 beginning in January 2000 through September 2001. The Company has guaranteed the obligations of MegsINet under the promissory note.

    The Company issued a note payable in the amount of $362,000 in connection with an acquisition. Interest on the note accrues at 5.542% per annum. The note is payable in twelve consecutive quarterly payments of principal and interest of $33,000 which commenced in May 1999 and is collateralized by the acquired assets.

    The senior secured credit facility restricts the payment of cash dividends and loans to the Company. At December 31, 2000, restricted net assets were approximately $700 million.

    The aggregate principal amounts of notes payable scheduled for repayment are as follows:

                       Year Ending December 31,
                                 2001                       $7,699,000
                                 2002                        2,767,000
                                 2003                      104,329,000
                                 2004                        5,694,000
                                 2005                       14,804,000
                              Thereafter                   244,463,000
                                                     -------------------
                                                          $379,756,000
                                                     ===================

10. OTHER CHARGES

    Other charges include a reserve of $8,700,000 for notes receivable from former officers of Voyager, and restructuring costs of $4,006,000. The restructuring costs relate to the Company's announcements in March and December 2000 of reorganizations of certain of its operations. The charge consisted of employee severance and related costs of $2,089,000 for approximately 250 employees to be terminated and lease exit costs of $1,917,000. As of December 31, 2000, $2,171,000 of these provisions had been used, including $775,000 for employee severance and related costs and $1,396,000 for lease exit costs. As of December 31, 2000, none of the employees to be terminated were still employed by the Company. The remaining provision for leases will be used through 2003.

11. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

    Long-term debt: The fair value of the Company's convertible notes is based on the quoted market price. The carrying amount of the variable rate senior secured credit facility approximates the fair value. The fair value of the Company's other notes payable are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

    The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                          DECEMBER 31, 2000                 DECEMBER 31, 1999
                                                  ---------------------------------- ---------------------------------
                                                      CARRYING           FAIR           CARRYING           FAIR
                                                       AMOUNT            VALUE           AMOUNT            VALUE
                                                  ----------------- ---------------- ---------------- ----------------
                                                                            (in thousands)

Cash and cash equivalents                                $  25,802        $  25,802        $  86,685     $  86,685
Long-term debt:
  Convertible notes                                        175,000           55,125          175,000       273,000
  Working capital promissory note                            1,496            1,392            3,077         2,721
  Equipment note                                             3,331            2,496            6,238         5,561
  Senior secured credit facility                            91,100           91,100                -             -
  Senior unsecured notes due 2003                           95,236           95,236                -             -
  Notes payable to related parties                          16,100           15,355                -             -
  Other                                                        160              138              283           248


12. LEASES

    The Company has capital leases for certain of its operating equipment. Leased property included in operating equipment consists of:

                                                                        DECEMBER 31,
                                                                2000                    1999
                                                       ----------------------- -----------------------

                Operating equipment                    $41,859,000             $33,941,000
                Accumulated depreciation                14,699,000               5,901,000
                                                       ----------------------- -----------------------
                                                       $27,160,000             $28,040,000
                                                       ======================= =======================

    Future minimum annual payments under these leases at December 31, 2000 are as follows:

   Year Ending December 31,
       2001                                                                                       $16,611,000
       2002                                                                                         3,719,000
       2003                                                                                           231,000
                                                                                            -------------------
       Total minimum lease payments                                                                20,561,000
       Less amount representing interest (at rates ranging from 8.5% to 26.44%)                     2,646,000
                                                                                            -------------------
       Present value of net minimum obligations                                                    17,915,000
       Current portion                                                                             15,222,000
                                                                                            -------------------
                                                                                                  $ 2,693,000
                                                                                            ===================

    As of December 31, 2000, the Company had leases for office space and equipment which extend through 2013. Total rent expense for the years ended December 31, 2000 and 1999, for the period from April 1, 1998 (date operations commenced) to December 31, 1998 and for the period from January 1, 1998 to May 31, 1998 under operating leases was $7,764,000, $5,151,000,
    $354,000 and $98,000, respectively.

    Future minimum annual lease payments under noncancellable operating leases at December 31, 2000 are as follows: $10,748,000 (2001); $9,877,000 (2002);
    $9,193,000 (2003); $7,492,000 (2004); $6,963,000 (2005) and $17,306,000
    thereafter.

13. RELATED PARTY TRANSACTIONS

    In December 2000, the Company issued $16,100,000 aggregate principal amount of senior unsecured convertible notes to officers and directors of the Company. The senior unsecured convertible notes mature in December 2010. Interest on the notes is at an annual rate of 10.75% payable semiannually on January 1 and July 1 of each year, commencing July 1, 2001. The interest will be payable in kind by the issuance of additional senior unsecured convertible notes in such principal amount as shall equal the interest payment that is then due. The senior unsecured convertible notes are convertible into common stock prior to maturity at a conversion price of $5.00 per share, subject to adjustment. The additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of the Company's common stock for a specified period. There are approximately 3,220,000 shares of common stock reserved for issuance upon conversion of the notes. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after December 16, 2002, at a redemption price of 103.429% that declines annually to 100% on December 16, 2006, in each case together with accrued and unpaid interest to the redemption date.

    Some of the officers and directors of the Company are also officers or directors of NTL. NTL provides the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consist of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead which cannot be specifically allocated to NTL (which is agreed upon by the Board of Directors of NTL and the Company). NTL's charges to the Company commenced in October 1998. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. In 2000, 1999 and 1998, NTL charged the Company $1,186,000, $2,330,000 and $313,000, respectively, which is included in corporate expenses.

    The Company provides NTL with access to office space and equipment and the use of supplies. In the fourth quarter of 1999, the Company began charging NTL a percentage of the Company's office rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. In 2000 and 1999, the Company charged NTL $267,000 and $62,000, respectively, which reduced corporate expenses.

    A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. The Company charges an amount in excess of its costs to provide these services. General and administrative expenses were reduced by $1,400,000, $800,000, $275,000 and $138,000 for the years ended December 31, 2000 and 1999, for the period from April 1, 1998 (date operations commenced) to December 31, 1998 and for the period from January 1, 1998 to May 31, 1998, respectively, as a result of these charges.

    In October 2000, the Company billed NTL $6,674,000 for billing and software development services to be rendered from January to September 2001. In March 2000, the Company and NTL announced that they had entered into an agreement to link their networks in order to create an international Internet backbone. In November 2000, the Company billed NTL $9,128,000 primarily for usage of the network in 2001. The $15,802,000 total is included in due from NTL and deferred revenue at December 31, 2000.

14. NET LOSS PER COMMON SHARE

    The following table sets forth the computation of basic and diluted net loss per common share:

                                                                                             FOR THE PERIOD
                                                                                             FROM APRIL 1,     FOR THE PERIOD
                                                                                               1998 (DATE     FROM JANUARY 1,
                                                                                               OPERATIONS         1998 TO
                                                                                             COMMENCED) TO         MAY 31,
                                                                                              DECEMBER 31,
                                                              YEAR ENDED DECEMBER 31,
                                                             2000               1999              1998              1998
                                                      -------------------------------------------------------------------------
Numerator:
Net loss                                                 $(313,811,000)     $(103,524,000)     $(16,255,000)     $(2,782,000)
Preferred stock dividend                                    (4,491,000)                 -                 -                -
Preferred stock accretion to redemption value               (1,099,000)                 -                 -                -
                                                      -------------------------------------------------------------------------
Net loss available to common shareholders                $(319,401,000)     $(103,524,000)     $(16,255,000)     $(2,782,000)
                                                      -------------------------------------------------------------------------
Denominator for basic net loss per common share             47,480,000         34,189,000        29,678,000       29,664,000
Effect of dilutive securities                                        -                  -                 -                -
                                                      -------------------------------------------------------------------------
Denominator for diluted net loss per common share           47,480,000         34,189,000        29,678,000       29,664,000
                                                      -------------------------------------------------------------------------
Basic and diluted net loss per common share                     $(6.73)            $(3.03)            $(.55)          $(.09)
                                                      =========================================================================

    The shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive. At December 31, 2000, 1999 and 1998, the Company had 41.7 million, 18.0 million and 9.8 million shares, respectively, issuable upon the exercise of stock options and warrants and the conversion of convertible securities.

15. 401(K) PLAN

    The Company sponsors a 401(k) Plan in which all full-time employees who have completed 90 days of employment and are 21 years of age may participate. The Company's matching contribution is determined annually by the Board of Directors. Participants may make salary deferral contributions of 1% to 15% of their compensation not to exceed the maximum allowed by law. The expense for the years ended December 31, 2000 and 1999, for the period from April 1, 1998 (date operations commenced) to December 31, 1998 and for the period from January 1, 1998 to May 31, 1998 was $486,000, $350,000, $103,000 and
    $29,000, respectively.

16. SHAREHOLDERS' EQUITY

    STOCK SPLITS

    In August 1999, the Company declared a 3-for-2 stock split by way of a stock dividend, which was paid on September 2, 1999. In January 2000, the Company declared a 3-for-2 stock split by way of a stock dividend, which was paid on February 2, 2000. The consolidated financial statements and the notes thereto give retroactive effect to the stock splits.

    PREFERRED STOCK

    In September 2000, the Company issued 50,000 shares of Series A preferred stock in exchange for cash of $50 million. The Series A preferred stock pays cumulative dividends at 8.5% per annum of the liquidation value of $1,000 per share, payable quarterly in arrears which commenced on December 31, 2000. At the Company's option, dividends may be paid either in cash, shares of common stock or additional shares of Series A preferred stock. The 50,000 shares of Series A preferred stock originally issued are convertible at any time at the option of the holder into shares of common stock at the stated liquidation value of $1,000 divided by the conversion price of $14.36. Any additional shares of Series A preferred stock issued will have an initial conversion price equal to 120% of the volume weighted average sale price of the Company's common stock for a specified period. On September 29, 2010, the Company will be required to redeem any shares of Series A preferred stock outstanding for $1,000 per share plus accrued and unpaid dividends. At the Company's discretion, the redemption price may be paid either in cash or in shares of common stock. The Company may redeem the Series A preferred stock at a redemption price of $1,000 per share, together with accrued and unpaid dividends, payable either, at the Company's option in cash or in shares of common stock, or a combination of both, beginning on September 29, 2002 if the 25-day volume weighted average sale price of the Company's common stock exceeds certain targets. In addition, the Series A preferred stock may be redeemed by the Company at any time following September 29, 2005 at a redemption price of $1,010 per share, together with accrued and unpaid dividends, payable either in cash or in shares of common stock, or a combination of both. Except as provided by law, holders of the preferred stock are not entitled to vote on matters brought before the Company's stockholders.

    In September 2000, the Company issued 250,000 shares of Series B preferred stock in connection with the ATX acquisition. The Series B preferred stock pays cumulative dividends at an initial annual rate of $30 per share, payable quarterly in arrears, when, if and as declared by the Board of Directors, which commenced on December 31, 2000. At the Company's discretion, dividends may be paid either in cash or in shares of common stock. The annual dividend will increase to $50 per share on September 29, 2001 if, by that date, any of the senior unsecured notes due 2003 remain unpaid and to $70 per share on March 29, 2002 if, by that date, any of the senior unsecured notes due 2003 remain unpaid. The Series B preferred stock has a liquidation preference of $1,000 per share, plus accumulated and unpaid dividends. The Series B preferred stock is convertible at any time at the option of the holder into shares of common stock at the stated liquidation preference of $1,000 divided by the conversion price of $32.11. On September 29, 2020, the Company will be required to redeem any shares of Series B preferred stock outstanding for $1,000 per share plus accrued and unpaid dividends. At the Company's discretion, the redemption price may be paid either in cash or in shares of common stock. Except as provided by law, holders of the preferred stock are not entitled to vote on matters brought before the Company's stockholders.

    As of December 31, 2000, there were 11,550,000 shares of common stock reserved for issuance upon conversion of preferred stock.

16. SHAREHOLDERS' EQUITY (CONTINUED)

    NON-CASH COMPENSATION

    In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2,747,000 shares of the Company's common stock to various employees at an exercise price of $14.55, which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to December 31, 2000, $9.7 million of the deferred non-cash compensation was charged to expense. The Company will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $12.9 million in 2001, $7.5 million in 2002 and $1.2 million in 2003.

    In November 2000, the Board of Directors approved the rescission of certain previously exercised employee stock options. The Company issued notes to employees for the repurchase of the 671,000 shares of common stock for an aggregate of $6,803,000, which exceeded the fair market value of the Company's common stock on the date of repurchase. The notes earned interest at a rate of 4.5% and were redeemed by the Company in December 2000. The Company recorded non-cash compensation of $4.7 million from these transactions.

    The non-cash compensation charge of $1.1 million in 1999 was recorded in accordance with APB Opinion No. 25, related to a change in employee stock option agreements.

    The non-cash compensation charge of $4.6 million in 1998 was recorded in accordance with APB Opinion No. 25, as a one time charge related to the issuance of the Company's warrants and stock options to holders of CCPR's stock options in connection with the Company's distribution to CCPR's shareholders.

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

    WARRANTS

    The Company had the following warrants outstanding as of December 31, 2000:
    (1) warrants to purchase an aggregate of 29,000 shares of common stock at $13.75 per share issued in 1999 that expire in August 2008, (2) warrants to purchase an aggregate of 225,000 shares of common stock at $22.22 per share issued in 1999 that expire in May 2004, (3) warrants to purchase an aggregate of 563,000 shares of common stock at $13.33 per share issued in 1999 that expire in May 2002 and (4) warrants to purchase an aggregate of 403,000 shares of common stock at $3.39 per share issued in 2000 that expire in December 2010. None of these warrants were exercised in 2000 or 1999. In addition, in January 2001, the Company issued warrants to purchase an aggregate of 969,000 shares of common stock at $3.71 per share that expire in January 2011.

    DISTRIBUTION WARRANTS AND STOCK OPTIONS

    In connection with the distribution of the Company to CCPR's shareholders, the Company issued warrants to purchase shares of common stock to holders of CCPR stock options who elected to receive warrants as follows: (1) warrants to purchase an aggregate of 4,303,000 shares of common stock at an exercise price of $5.86 per share which expire in 2005, (2) warrants to purchase an aggregate of 8,000 shares of common stock at an exercise price of $5.86 per share which expire in 2003 and (3) warrants to purchase an aggregate of 1,842,000 shares of common stock at an exercise price of $7.03 which expire in 2005. All of these warrants were exercised by December 31, 2000.

    There are approximately 33,051,000 shares of common stock reserved for issuance under the Company stock option plans (the "Plans"), and there were approximately 11.3 million shares available for issuance at December 31, 2000. The Plans provide that incentive stock options be granted at the fair market value of the Company's common stock on the date of grant, and nonqualified stock options be granted at a price determined by the Compensation and Option Committee. Options are generally exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

    In connection with the distribution of the Company to CCPR's shareholders, the Company issued approximately 1,877,000 options to purchase shares of the Company's common stock to holders of CCPR stock options who elected to receive options.

    Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee warrants and stock options under the fair value method of that Statement. The fair value for these warrants and options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rate of 5.30%, 6.81% and 5.02%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .804, .465 and .810, respectively, and a weighted-average expected life of the warrants and options of 10 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's distribution warrants and stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its distribution warrants and stock options.

    For purposes of pro forma disclosures, the estimated fair value of the distribution warrants and options is amortized to expense over the options' vesting periods. Following is the Company's pro forma information:

                                                                                                 FOR THE PERIOD FROM APRIL 1,
                                                                                                    1998 (DATE OPERATIONS
                                                               YEAR ENDED DECEMBER 31,                  COMMENCED) TO
                                                               2000                1999               DECEMBER 31, 1998
                                                        -------------------- ------------------ -------------------------------

Pro forma net (loss)                                         $(389,127,000)    $(128,795,000)           $(48,015,000)
Pro forma net (loss) per share - basic and                          $(8.31)                                $(1.62)
diluted                                                                               $(3.77)

A summary of the Company's distribution warrants and stock option activity and related information for the years ended December 31, 2000 and 1999 and for the period from April 1, 1998 (date operations commenced) to December 31, 1998 follows:

                                            2000                           1999                           1998
                                ---------------------------------------------------------------------------------------------
                                  NUMBER OF      WEIGHTED-       NUMBER OF      WEIGHTED-       NUMBER OF    WEIGHTED-AVERAGE
                                WARRANTS AND      AVERAGE      WARRANTS AND      AVERAGE      WARRANTS AND     EXERCISE
                                   OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE     OPTIONS         PRICE
                                -------------- --------------- -------------- --------------- -------------- ----------------

Outstanding - beginning
 of period                        10,754,000        $15.37        9,765,000      $  5.51                 -      $     -
Granted                           10,404,000         10.98        7,925,000        19.56         9,767,000         5.51
Exercised                          1,640,000          7.61        5,606,000         6.27             2,000         5.86
Forfeited                            169,000         14.09        1,330,000         6.27                 -            -
                                --------------                 --------------                 --------------
Outstanding - end of
 period                           19,349,000        $13.69       10,754,000       $15.37         9,765,000        $5.51
                                ==============                 ==============                 ==============
Exercisable at end of
 period                           10,112,000        $12.51        3,438,000       $10.11         7,747,000        $5.42
                                ==============                 ==============                 ==============


Weighted-average fair value of distribution warrants and options, calculated using the Black-Scholes option pricing model, granted during 2000, 1999 and 1998 is $14.04, $14.28 and $4.33, respectively.


The following table summarizes the status of the distribution warrants and stock options outstanding and exercisable at December 31, 2000:


                                                                                                Warrants and
                             Warrants and Stock Options Outstanding                    Stock Options Exercisable
                      ------------------------------------------------------      -------------------------------------
   Range of Exercise      Number of     Weighted-Remaining    Weighted-               Number of         Weighted-
        Prices          Warrants and     Contractual Life      Average              Warrants and         Average
                           Options                          Exercise Price             Options        Exercise Price
  ---------------------------------------------------------------------------------------------------------------------

  $0.02 to $3.36            3,146,000       9.0 Years          $   2.085                2,803,000       $   1.988
  $5.28 to $8.13            4,346,000       8.9 Years          $   7.197                1,294,000       $   6.814
  $11.94 to $14.78          3,373,000       9.4 Years           $ 14.205                1,950,000        $ 14.005
  $15.63 to $18.95            901,000       8.6 Years           $ 18.185                  487,000        $ 17.756
  $19.18 to $22.45          7,156,000       8.7 Years           $ 20.759                3,394,000        $ 20.621
  $24.92 to $27.13            185,000       8.7 Years           $ 25.115                   77,000        $ 25.200
  $30.00 to $33.75             28,000       9.3 Years           $ 31.168                   16,000        $ 31.239
  $34.33 to $37.33              5,000       9.1 Years           $ 36.889                    3,000        $ 36.889
  $38.07 to $41.75            182,000       9.1 Years           $ 39.480                   74,000        $ 39.536
  $45.75 to $46.00             27,000       9.2 Years           $ 45.826                   14,000        $ 45.806
  ---------------------------------------------------------------------------------------------------------------------
         Total             19,349,000                                                  10,112,000
  =====================================================================================================================


17. INCOME TAXES

    The provision for income taxes consists of the following:

                                                                                  FOR THE PERIOD
                                                                                   FROM APRIL 1,
                                                                                     1998 (DATE
                                                                                     OPERATIONS
                                                                                  COMMENCED) TO
                                                                                    DECEMBER 31,
                                              YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------
                                             2000                 1999                  1998
                                      ------------------- --------------------- ---------------------
      Current:
          Federal                          $           -            $106,000         $           -
          State and local                        250,000             625,000               440,000
                                      ------------------- --------------------- ---------------------
      Total current                              250,000             731,000               440,000
                                      ------------------- --------------------- ---------------------
      Deferred:
          Federal                                      -                   -                     -
          State and local                              -                   -                     -
                                      ------------------- --------------------- ---------------------
       Total deferred                                  -                   -                     -
                                      ------------------- --------------------- ---------------------
                                                $250,000            $731,000              $440,000
                                      =================== ===================== =====================


    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                                      DECEMBER 31,
                                                                             2000                    1999
                                                                     ---------------------- ------------------------
    Deferred tax assets:
         Depreciation                                                    $    1,226,000          $     887,000
         Net operating losses                                               109,245,000             35,444,000
         Allowance for doubtful accounts                                      4,414,000              1,599,000
         Amortization of goodwill                                             7,405,000                653,000
         Accrued expenses                                                    35,820,000             10,359,000
         Asset impairments                                                    8,546,000                      -
         Other                                                                  174,000                200,000
                                                                     ---------------------- ------------------------
                                                                            166,830,000             49,142,000
    Valuation allowance for deferred tax assets                            (166,830,000)           (49,142,000)
                                                                     ---------------------- ------------------------
    Net deferred tax assets                                          $                -     $                -
                                                                     ====================== ========================

    The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefit. The deferred tax assets include $39 million which, if realized, would be accounted for as a reduction of goodwill or an increase in equity.

    At December 31, 2000, the Company had net operating loss carryforwards of approximately $250 million for federal income tax purposes that begin to expire in 2018, of which $38 million and $68 million may be limited pursuant to separate return limitation rules and change in ownership rules, respectively.

    The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

                                                                                                    FOR THE PERIOD FROM
                                                                                                    APRIL 1, 1998 (DATE
                                                                                                         OPERATIONS
                                                                                                       COMMENCED) TO
                                                                                                        DECEMBER 31,
                                                                   YEAR ENDED DECEMBER 31,
                                                                  2000                1999                  1998
                                                            ------------------ -------------------- ---------------------

      Benefit at federal statutory rate (35%)                   $(109,746,000)       $(35,978,000)         $(5,535,000)
      State and local income taxes                                    250,000             625,000              440,000
      Expenses not deductible for tax purposes                     34,429,000           2,160,000            1,623,000
      Foreign income not subject to U.S. tax                                -            (399,000)            (846,000)
      U.S. losses with no benefit                                  75,317,000          34,323,000            4,758,000
                                                            ------------------ -------------------- ---------------------
                                                             $        250,000       $     731,000         $    440,000
                                                            ================== ==================== =====================


18. COMMITMENTS AND CONTINGENT LIABILITIES

    As of December 31, 2000, the Company had purchase commitments of approximately $52,000,000 outstanding, which includes approximately $18,000,000 pursuant to a contract that ends in January 2009. The Company is in the process of canceling a significant portion of these commitments.

    Fiberstream, Inc. ("FiberCo"), a wholly-owned subsidiary of the Company, has an obligation under an agreement with the City of New York to pay an annual franchise fee in the amount of the greater of (a) 5% of gross revenue (as defined in the agreement) or (b) $200,000. Estimated quarterly payments begin the earlier of (a) the date that FiberCo completes construction of its initial backbone or (b) November 2002. Additionally, FiberCo has an obligation to provide equipment, cash or services to the City of New York with a value of not more than $100,000 over 15 years.

    The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.




                              CoreComm Limited


         Schedule I - Condensed Financial Information of Registrant

                          Condensed Balance Sheets


                                                                                                     DECEMBER 31,
                                                                                                2000               1999
                                                                                         ------------------- ------------------
ASSETS
Current assets:

Cash and cash equivalents                                                                  $    3,029,000       $  75,437,000
   Marketable securities                                                                        2,029,000          92,041,000
   Other                                                                                          842,000             466,000
                                                                                         ------------------- ------------------
Total current assets                                                                            5,900,000         167,944,000

Investments in and loans to subsidiaries                                                      598,712,000         130,125,000
Other, net of accumulated amortization of $1,243,000 (2000) and
   $237,000 (1999)                                                                              7,369,000           6,698,000
                                                                                         ------------------- ------------------
                                                                                             $611,981,000        $304,767,000
                                                                                         =================== ==================
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                                        $       256,000     $       115,000
  Accrued expenses                                                                             25,211,000           2,726,000
  Current portion of long-term debt                                                             2,740,000                   -
                                                                                         ------------------- ------------------
Total current liabilities                                                                      28,207,000           2,841,000

Long-term debt                                                                                267,496,000         175,000,000

Commitments and contingent liabilities

Shareholders' equity:
     Series preferred stock                                                                        3,000                    -
     Common stock                                                                                720,000              386,000
     Additional paid-in capital                                                              781,357,000          246,319,000
     Deferred non-cash compensation                                                          (21,638,000)                   -
     (Deficit)                                                                              (433,590,000)        (119,779,000)
                                                                                         ------------------- ------------------
                                                                                             326,852,000          126,926,000
     Treasury stock at cost, 1,329,000 shares                                                (10,574,000)                   -
                                                                                         ------------------- ------------------
                                                                                             316,278,000          126,926,000
                                                                                         ------------------- ------------------
                                                                                            $611,981,000         $304,767,000
                                                                                         =================== ==================

See accompanying notes





                     Condensed Statements of Operations



                                                                                                        FOR THE PERIOD FROM
                                                                                                        APRIL 1, 1998 (DATE
                                                                                                       OPERATIONS COMMENCED)
                                                                      YEAR ENDED DECEMBER 31,              TO DECEMBER 31,
                                                                     2000                 1999                  1998
                                                              -------------------- ------------------- -----------------------

  COSTS AND EXPENSES
  Corporate                                                      $     1,659,000      $     1,310,000  $                 -
  Non-cash compensation                                               43,440,000            1,056,000           4,586,000
                                                              -------------------- ------------------- -----------------------
  Operating (loss)                                                   (45,099,000)          (2,366,000)         (4,586,000)

  OTHER INCOME (EXPENSE)
  Interest income and other, net                                       7,759,000            6,731,000           2,969,000
  Interest expense                                                   (14,529,000)          (2,716,000)                  -
                                                              -------------------- ------------------- -----------------------
  Income (loss) before income taxes and equity
    in net (loss) of subsidiaries                                    (51,869,000)           1,649,000          (1,617,000)
  Income tax provision                                                  (125,000)            (534,000)           (440,000)
                                                              -------------------- ------------------- -----------------------
  Income (loss) before equity in net (loss) of
    subsidiaries                                                     (51,994,000)           1,115,000          (2,057,000)
  Equity in net (loss) of subsidiaries                              (261,817,000)        (104,639,000)        (14,198,000)
                                                              -------------------- ------------------- -----------------------
  Net (loss)                                                       $(313,811,000)       $(103,524,000)       $(16,255,000)
                                                              ==================== =================== =======================


See accompanying notes.





                     Condensed Statements of Cash Flows


                                                                                                            FOR THE PERIOD FROM
                                                                                                            APRIL 1, 1998 (DATE
                                                                                                           OPERATIONS COMMENCED)
                                                                          YEAR ENDED DECEMBER 31,             TO DECEMBER 31,
                                                                         2000                 1999                  1998
                                                                 -----------------------------------------------------------------

  Net cash provided by operating activities                           $  8,209,000       $     2,150,000       $    1,347,000

  INVESTING ACTIVITIES
  Acquisitions, net of cash acquired                                   (98,613,000)          (47,056,000)                   -
  Purchase of marketable securities                                    (36,021,000)         (142,922,000)        (110,079,000)
  Proceeds from sale of marketable securities                          128,496,000           164,652,000                    -
  Increase in investments in and loans to subsidiaries                (136,837,000)         (106,886,000)         (20,886,000)
                                                                 -----------------------------------------------------------------
  Net cash (used in) investing activities                             (142,975,000)         (132,212,000)        (130,965,000)

  FINANCING ACTIVITIES
  Capital contributions                                                          -                     -          150,904,000
  Proceeds from borrowings, net of financing costs                        (105,000)          168,065,000                    -
  Proceeds from issuance of preferred stock                             50,000,000                     -                    -
  Proceeds from exercise of stock options and warrants                  12,463,000            16,145,000                3,000
                                                                   ---------------------------------------------------------------
  Net cash provided by financing activities                             62,358,000           184,210,000          150,907,000
                                                                   ---------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                     (72,408,000)           54,148,000           21,289,000
  Cash and cash equivalents at beginning of period                      75,437,000            21,289,000                    -
                                                                   -------------------- -------------------- ---------------------
  Cash and cash equivalents at end of period                         $   3,029,000         $  75,437,000        $  21,289,000
                                                                   ==================== ==================== =====================

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                              $ 10,354,000     $               -        $           -

  Income taxes paid                                                        210,000             1,236,000                    -

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
  Common stock, preferred stock, stock options and
    warrants issued for acquisitions                                  $400,665,000           $43,952,000        $           -
  Notes issued for acquisitions, net of discount                        94,015,000                     -                    -
  Capital contributions of noncash net assets                                    -                     -           30,059,000


  See accompanying notes.




                  Notes to Condensed Financial Statements



1.  ORGANIZATION

    CoreComm Limited (the "Company"), formerly a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc. ("CCPR"), was formed in March 1998 in order to succeed to the businesses and assets that were operated by OCOM Corporation and as an appropriate vehicle to pursue new telecommunications opportunities outside of Puerto Rico and the U.S. Virgin Islands. Operations commenced in April 1998. In September 1998, CCPR made a cash contribution to the Company of $150,000,000 and distributed 100% of the outstanding shares of the Company on a one-for-one basis to CCPR's shareholders.

    In September 2000, the Company, a Bermuda corporation, merged with and into its newly-formed, wholly-owned Delaware corporate subsidiary. The Delaware corporation then merged into ATX Telecommunications Services, Inc. ("ATX") with ATX being the surviving corporation and changing its name to CoreComm Limited. For accounting purposes, the Company's predecessor is CoreComm Limited, the Bermuda corporation.

2.  BASIS OF PRESENTATION

    In the Company's condensed financial statements, the Company's investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. The Company's share of net loss of its subsidiaries is included in net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with the Company's consolidated financial statements.

3.       LONG-TERM DEBT

    Long-term debt consists of:

                                                                               DECEMBER 31,
                                                                        2000                   1999
                                                                ---------------------- ---------------------

       6% Convertible Subordinated Notes                              $175,000,000           $175,000,000
       Senior unsecured notes due 2003, less
         unamortized discount of $13,433,000                            95,236,000                      -
                                                                ---------------------- ---------------------
                                                                       270,236,000            175,000,000
       Less current portion                                              2,740,000                      -
                                                                ---------------------- ---------------------
                                                                      $267,496,000           $175,000,000
                                                                ====================== =====================

    In September 2000, the Company issued approximately $108,669,000 aggregate principal amount of the senior unsecured notes to the former stockholders of ATX. The senior unsecured notes mature on September 29, 2003. Interest on the notes is at an annual rate of 6.47% payable in either cash or common stock, at the Company's election, on October 1 and April 1 of each year beginning on April 1, 2001. In January 2001, the Company made a required principal payment of approximately $2.1 million. The notes require additional principal payments of approximately $640,000 on March 29, 2001, approximately $2.7 million on January 1, 2002 and approximately $2.7 million on January 1, 2003.

3.  LONG-TERM DEBT (CONTINUED)

    In October 1999, the Company issued $175,000,000 principal amount of 6% Convertible Subordinated Notes due October 1, 2006 (the "Convertible Notes"). Interest on the Convertible Notes is payable semiannually on April 1 and October 1 of each year, which commenced on April 1, 2000. The Convertible Notes are unsecured obligations convertible into common stock prior to maturity at a conversion price of $27.39 per share, subject to adjustment. There are approximately 6,388,000 shares of common stock reserved for issuance upon conversion of the Convertible Notes. The Convertible Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after October 1, 2002, at a redemption price of 103.429% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the redemption date. The Company incurred $7,040,000 in fees and expenses in connection with the issuance of the Convertible Notes, which is included in deferred financing costs.

    The aggregate principal amounts of notes payable scheduled for repayment are as follows:

                       Year Ending December 31,
                                 2001                 $      2,740,000
                                 2002                        2,740,000
                                 2003                      103,189,000
                                 2004                                -
                                 2005                                -
                              Thereafter                   175,000,000
                                                     -------------------
                                                          $283,669,000
                                                     ===================

4.  GUARANTEES OF THE REGISTRANT

    In September 2000, subsidiaries of the Company entered into an aggregate $150 million senior secured credit facility with The Chase Manhattan Bank as lender, administrative agent and collateral agent. The Company is a guarantor of the credit facility. The Company has guaranteed the obligations of one of its subsidiaries under a note payable for equipment. At December 31, 2000, there was $3,331,000 outstanding under this note payable. Included in other assets at December 31, 2000 was $1,572,000 in deposits for leases entered into by subsidiaries of the Company.

5.  OTHER

    No cash dividends were paid to the registrant by subsidiaries from April 1, 1998 (date operations commenced) through December 31, 2000.




                     CoreComm Limited and Subsidiaries



              Schedule II - Valuation and Qualifying Accounts





                 COL. A                     COL. B                 COL. C                 COL. D            COL. E
---------------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                       --------------------------------
                                                             (1)             (2)
                                                       --------------------------------
                                                                         CHARGED TO
                                          BALANCE AT      CHARGED TO        OTHER
                                         BEGINNING OF     COSTS AND       ACCOUNTS-    DEDUCTIONS -        BALANCE AT END
              DESCRIPTION                   PERIOD         EXPENSES       DESCRIBE       DESCRIBE             OF PERIOD
---------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2000:
  Allowance for doubtful accounts           $3,949,000     $7,130,000        $  -         $ (45,000)  (a)     $ 11,034,000
Year ended December 31, 1999:
  Allowance for doubtful accounts          $   742,000     $3,241,000        $  -         $ (34,000)  (b)     $  3,949,000
For the period from April 1, 1998
   (date operations commenced) to
   December 31, 1998:
   Allowance for doubtful accounts      $             -   $   501,000        $  -          $241,000   (c)     $    742,000

    (a) Uncollectible accounts written-off, net of recoveries, of $9,269,000 offset by $9,224,000 allowance for doubtful accounts as of acquisition date from business combinations.

    (b) Uncollectible accounts written-off, net of recoveries, of $24,688,000 offset by $24,654,000 allowance for doubtful accounts as of acquisition date from business combinations.

    (c) Uncollectible accounts written off, net of recoveries, of $117,000 offset by $358,000 allowance for doubtful accounts as of acquisition date from business combinations.



                     OCOM Corporation Telecoms Division




              Schedule II - Valuation and Qualifying Accounts





            COL. A                   COL. B                      COL. C                   COL. D          COL. E
------------------------------------------------------------------------------------------------------------------------
                                                               ADDITIONS
                                                 ---------------------------------------
                                                        (1)                (2)
                                                 ---------------------------------------


                                   BALANCE AT     CHARGED TO COSTS   CHARGED TO OTHER                      BALANCE AT
                                  BEGINNING OF      AND EXPENSES    ACCOUNTS- DESCRIBE DEDUCTIONS -      END OF PERIOD
          DESCRIPTION                PERIOD                                              DESCRIBE
------------------------------------------------------------------------------------------------------------------------

For the period from January 1, 1998 to May 31, 1998:
    Allowance for doubtful
     accounts                         $46,000            $92,000            $  -           $60,000   (a)       $78,000

(a)      Uncollectible accounts written-off, net of recoveries.

