Form 10-K/A
period 2000-12-31
CORECOMM LTD /DE/
filed 2001-04-30
CIK 1121884

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A
                              AMENDMENT NO. 1


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

                   COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    The aggregate market value of the Registrant's common stock held by non-affiliates at April 23, 2001, valued in accordance with the Nasdaq Stock Market's National Market closing sale price for the Registrant's common stock, was approximately $22,140,687.

     Number of shares of Common Stock outstanding as at April 23, 2001:
98,370,746

         CoreComm Limited (the "Company") is amending its Form 10-K for the fiscal year ended December 31, 2000 to include Part III.

                                  PART III

Item 10. Directors and Officers of the Registrant

         The following table provides information about the Company's directors and executive officers.

NAME                                                          AGE     Title
----                                                          ---    -----------
George S. Blumenthal........................................  57    Chairman of the Board
Barclay Knapp...............................................  44    President, Chief Executive Officer
                                                                                       and Chief Financial
Officer
Del Mintz...................................................  73    Director
Alan J. Patricof............................................  66    Director
Warren Potash...............................................  69    Director
Richard J. Lubasch..........................................  54    Senior Vice President -- General
                                                                      Counsel and Secretary
Tom Gravina.................................................  48    President and Chief Operating
                                                                       Officer of CoreComm-ATX, Inc.
                                                                                         (a subsidiary of the
Company)
Gregg N. Gorelick...........................................  42    Vice President -- Controller and
                                                                       Treasurer


         George S. Blumenthal has been Chairman and a director of the Company since its formation. Mr. Blumenthal was President of Blumenthal Securities, Inc. (and its predecessors), a member firm of The New York Stock Exchange, from 1967 until 1992. Mr. Blumenthal was Chairman, Treasurer and a director of Cellular Communications, Inc. ("CCI"), which positions he held since CCI's founding in 1981 until its merger in August 1996 into a subsidiary of AirTouch Communications, Inc. (the "CCI Merger"). Mr. Blumenthal is also Chairman and a director of NTL Incorporated ("NTL") and is a director of Sotheby's Holdings, Inc.

         Barclay Knapp is President, Chief Executive Officer, Chief Financial Officer and a director of the Company and has held these positions since its formation. In addition, Mr. Knapp was also Executive Vice President, Chief Operating Officer, Chief Financial Officer and a director of CCI, until the CCI Merger, and was Executive Vice President and Chief Operating Officer of Cellular Communications International, Inc. ("CCII") until June 1998. Mr. Knapp was also President, Chief Executive Officer and a director of Cellular Communications of Puerto Rico, Inc. ("CCPR"), until its sale in August 1999 and is President, Chief Executive Officer, and a director of NTL. Mr. Knapp is also a director of Bredbandsbolaget, a Swedish company in which NTL holds a 41% interest and eKabel Hessen GmbH, a German company in which NTL holds a 32.5% interest.

         Del Mintz, a director of the Company since its formation, is President of Cleveland Mobile Tele Trak, Inc., Cleveland Mobile Radio Sales, Inc. and Ohio Mobile Tele Trak, Inc., companies providing telephone answering and radio communications services and maintenance in Cleveland and Columbus, respectively. Mr. Mintz has held similar positions with the predecessor of these companies since 1967. Mr. Mintz is President of several other companies, and was President and a principal stockholder of Cleveland Mobile Cellular Telephone, Inc. before that company was acquired through a merger with CCI's predecessor in 1985. Mr. Mintz is also a director of NTL and several privately owned companies.

         Alan J. Patricof has been a director of the Company since its formation. Mr. Patricof is Chairman of the Board of Directors of Patricof & Co. Ventures, Inc., the company he founded in 1969. Mr. Patricof serves as a director of NTL and Boston Properties, Inc., which are publicly held, and Johnny Rockets Group, Inc., which is a privately held company. In addition, Mr. Patricof has served as Chairman of the White House Commission on Small Business and was a member of the Blue Ribbon Commission of the National Association of Corporate Directors.

         Warren Potash has been a director of the Company since its formation. Mr. Potash retired in 1991 as President and Chief Executive Officer of the Radio Advertising Bureau, a trade association, a position he held since February 1989. Prior to that time and beginning in 1986, he was President of New Age Communications, Inc., a communications consultancy firm. Until his retirement in 1986, Mr. Potash was a Vice President of Capital Cities/ABC Broadcasting, Inc., a position he held since 1970. Mr. Potash is also a director of NTL.

         Richard J. Lubasch has been the Company's Senior Vice President -- General Counsel and Secretary since its formation. Mr. Lubasch was Vice President -- General Counsel and Secretary of CCI from July 1987 until the CCI Merger, and was also Senior Vice President -- General Counsel and Secretary of CCPR prior to its sale in August 1999. He also held this title, as well as Treasurer, at CCII prior to its sale in March 1999, and is Executive Vice President -- General Counsel and Secretary of NTL.

         Thomas J. Gravina is currently President and Chief Operating Officer of CoreComm-ATX, Inc. ("CoreComm-ATX") a subsidiary of the Company. It is anticipated that Mr. Gravina will be nominated by the Board of Directors to become an executive officer of the Company at the next meeting of the Board of Directors. Mr. Gravina has been employed by the Company since the acquisition of ATX Telecommunications Services, Inc. ("ATX") in September 2000. Prior to the acquisition, Mr. Gravina served Co-Chief Executive Officer and Partner of ATX a position he had held since 1987.

         Gregg N. Gorelick has been the Company's Vice President -- Controller and Treasurer since its formation. From 1981 to 1986 he was employed by Ernst & Whinney (now known as Ernst & Young LLP). Mr. Gorelick is a certified public accountant and was Vice President -- Controller of CCI from 1986 until the CCI Merger. He also holds that position at NTL and was Vice President -- Controller at CCII prior to its sale in March 1999 and at CCPR prior to its sale in August 1999.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities file with the SEC, and with each exchange on which the Common Stock trades, initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by the SEC's regulations to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation


                             EXECUTIVE COMPENSATION
            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

POLICY

     The Compensation Committee of the Board of Directors has the responsibility for the design and implementation of the Company's executive compensation program. The Compensation Committee is composed entirely of independent non-employee directors.

     The Company's executive compensation program is designed to be closely linked to corporate performance and return to shareholders. To this end, the Company has developed an overall compensation strategy and specific compensation plans that tie a very significant portion of an executive's aggregate compensation to the appreciation in the Company's stock price. In addition, executive bonuses are linked to the achievement of operational goals and therefore relate to shareholder return. The overall objective of this strategy is to attract and retain the best possible executive talent, to motivate these executives to achieve the goals inherent in the Company's business strategy and to link executive and shareholder interests through equity-based compensation, thereby seeking to enhance the Company's profitability and shareholder value.

     The Compensation Committee also recognizes that the cash portion of compensation for Messrs. Knapp, Blumenthal, Lubasch and Gorelick is small in light of their compensation from NTL (which is reimbursed to NTL by the Company based on a reasonable estimate of the time these executives spent on Company activity in the relevant period). The Compensation Committee believes that for such executives, stock-based compensation becomes even more significant.

     Each year the Compensation Committee conducts a review of the Company's executive compensation program to determine the appropriate level and forms of compensation. Such review permits an annual evaluation of the link between the Company's performance and its executive compensation.

     In assessing compensation levels for the named executives, the Compensation Committee recognizes the fact that certain executives have participated in the development of the Company (and its predecessors) from its earliest stages, and have produced significant consistent long-term value for shareholders of the Company (and its predecessors) over such period. In determining the annual compensation for the Chief Executive Officer, the Compensation Committee uses the same criteria as it does for the other named executives.

BASE SALARY AND BONUS

     In furtherance of the Company's incentive-oriented compensation goals set forth above, cash compensation (annual base salary and bonus) is supplemented by equity-based option grants. With respect to 2000, the base salary for Messrs. Knapp, Blumenthal, Lubasch and Gorelick was $121,917, $121,917, $102,758 and $67,577, respectively. The base salary for Ms. Flynt was $223,149. With respect to Messrs. Knapp, Blumenthal, Lubasch and Gorelick, 2000 bonuses in the amount of $82,438, $82,438, $58,884 and 28,772 respectively, have been paid by NTL and NTL has been reimbursed by the Company. Ms. Flynt received a bonus of $117,742 in 2000.

STOCK OPTIONS

     In 1998, CoreComm's Board of Directors adopted the CoreComm Limited 1998 Stock Option Plan (the "1998 Option Plan") and in June 1999, CoreComm's Board of Directors adopted the CoreComm Limited 1999 Stock Option Plan (the "1999 Option Plan"), reserving thereunder shares for issuances to employees and directors. Additionally, in April 2000, CoreComm's Board of Directors adopted the CoreComm Limited 2000 Stock Option Plan (the "2000 Option Plan" and together with the 1998 Option Plan and the 1999 Option Plan, the "1998, 1999 and 2000 Option Plans"), reserving thereunder shares for issuances to employees and directors. In May 2000 the stockholders of the Company approved the 1999 Option Plan and the 2000 Option Plan.

     The 1998, 1999 and 2000 Option Plans are intended to encourage stock ownership by employees of the Company and its divisions and subsidiary corporations and other affiliates, so that they may acquire or increase their proprietary interest in the Company, and to encourage such employees and directors who are employees to remain in the employ of the Company or its affiliates and to put forth maximum efforts for the success of the business. The 1998, 1999 and 2000 Option Plans provide for grants of options to acquire shares of Common Stock, which options may be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The terms of options granted pursuant to the 1998, 1999 and 2000 Option Plans, including provisions regarding vesting, exercisability, exercise price and duration, are generally set by the Compensation Committee.

     In January 1999, CoreComm, Inc., one of the Company's wholly-owned subsidiaries, adopted a stock option plan. Options granted under that plan were not to be become exercisable unless and until there was either a registered public offering of CoreComm, Inc.'s common stock or a spin-off of CoreComm, Inc. However, under the terms of the options granted under that plan, the Company reserved the right to cancel the plan and issue new options in the parent company, CoreComm Limited. In March 2000, the compensation and option committee of the Company's Board of Directors approved the cancellation of the CoreComm, Inc. plan and the issuance of options in CoreComm Limited to eligible employees of CoreComm, which resulted in the issuance of options to purchase approximately 2.7 million shares of Common Stock. The strike prices of the new grants are approximately 30% of the fair market value of Common Stock on the date of the approval of the Board of Directors, $14.55. Eligibility for receiving the new grants was determined by, among other things, continued employment with the Company.

     In determining individual options grants, the Compensation Committee takes into consideration the number of options previously granted to that individual, the amount of time and effort dedicated to the Company during the preceding year and expected commitment to the Company on a forward-looking basis. The Compensation Committee also strives to provide each option recipient with an appropriate incentive to increase shareholder value, taking into consideration their cash compensation levels.

     The Compensation Committee believes that the equity interests in the Company held by the named executive officers have, in the past, represented a significant incentive to increase overall shareholder value.

COMPENSATION DEDUCTION CAP POLICY

     The 1998, 1999 and 2000 Option Plans, are intended to comply with the requirements regarding exemption from non-deductibility of compensation derived from stock options in excess of $1 million under sec.162(m) of the Code. Any compensation realized from the exercise of such stock options granted at fair market value as of the date of grant thus generally would be exempt from the deduction limitations under sec.162(m) of the Code. Other annual compensation, such as salary and bonus, is not expected to exceed $1 million per executive. The Compensation and Option Committee does retain the ability to make awards that may not comply with sec.162(m), whether or not made under the Option Plans.

                              THE COMPENSATION AND OPTION COMMITTEE

                              Del Mintz
                              Warren Potash


GENERAL

     The following table discloses compensation received by the Company's Chief Executive Officer and the four other most highly paid executive officers for the years ended December 31, 2000 and 1999 and for the period from March 16, 1998 (the date of inception) to December 31, 1998.

                          SUMMARY COMPENSATION TABLE*

                                                                          LONG-TERM
                                                                        COMPENSATION
                                          ANNUAL COMPENSATION              AWARDS
                                    --------------------------------    -------------
                                                                           COMMON
                                                        OTHER ANNUAL        STOCK        ALL OTHER
                                    SALARY     BONUS    COMPENSATION     UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR     ($)       ($)         ($)         OPTIONS(#)(5)       ($)
---------------------------  ----   -------   -------   ------------    -------------   ------------

Barclay Knapp .............   2000     121,917        --          --             --
  President and Chief .....   1999      51,667        --          --             --
  Executive and Financial .   1998      21,200        --          --        1,842,190
  Officer

George S. Blumenthal(1) ...   2000     121,917        --          --             --
  Chairman ................   1999      51,667        --          --             --
                              1998      20,600        --          --        1,842,188

Richard J. Lubasch ........   2000     102,758        --          --           75,000
  Senior Vice President --    1999      39,583        --          --           30,000
  General Counsel and .....   1998      17,300        --          --          385,313
  Secretary

Patty J. Flynt (2) ........   2000     223,149     117,742      38,161(3)     150,000
  Senior Vice President and   1999     206,250     100,435        --          450,001
  Chief Operating Officer .   1998     183,600     131,400        --           67,500

Gregg N. Gorelick .........   2000      67,577        --          --           75,000
  Vice President, .........   1999      27,714        --       562,775(4)      22,501
  Controller and Treasurer    1998      10,000        --        57,900(4)      53,250

---------------

* Certain employees of NTL provided management, financial, legal and technical services to the Company. Amounts charged to the Company consist of salaries and direct costs allocated to the Company. In
         2000, 1999 and 1998, NTL charged the Company $919,000 $2,268,000 and $313,000, respectively, net of the Company's charges to NTL.
         It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated without these services. However, in the opinion of management of the Company, the allocation method is reasonable. The named executives receive salaries from NTL and spend portions of their time providing executive management to the Company.

(1) Mr. Blumenthal resigned as Chief Executive Officer in March 1998, and Mr. Knapp was appointed Chief Executive Officer in March 1998.

(2) Effective February 1, 2001, Ms. Flynt stepped down from office as the Company's Senior Vice President and Chief Operating Officer.

(3) Other annual compensation consists of relocation expenses and moving expenses of $12,800 and $24,900, respectively.

(4) Other annual compensation consists of relocation expenses of $562,775 and $57,900 for 1999 and 1998, respectively.

(5) 1998 option grants do not include an aggregate of 508,246 options issued to the named executives as a result of an adjustment to pre-existing options in CCPR as a consequence of the spin-off.
         1999 option grants do not include an aggregate of 4,110,207 options issued to the named executives, as replacement options, upon the exercise or cancellation of their respective warrants or options, in accordance with the plan under which these warrants or options were issued.


OPTION GRANTS TABLE

     The following table provides information on stock option grants during 2000 to the named executive officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                             INDIVIDUAL GRANTS
                            -----------------------------------------------------   POTENTIAL REALIZABLE VALUE AT
                                                                                       ASSUMED ANNUAL RATE OF
                            NUMBER OF      % OF TOTAL                                 STOCK PRICE APPRECIATION
                            SECURITIES      OPTIONS                                      FOR OPTION TERM(**)
                            UNDERLYING     GRANTED TO    EXERCISE OR                -----------------------------
                             OPTIONS      EMPLOYEES IN   BASE PRICE    EXPIRATION      5%($)           10%($)
NAME                        GRANTED(*)    FISCAL YEAR     ($/SHARE)       DATE         $23.70          $37.74
----                        ----------    ------------   -----------   ----------   ------------    -------------

Barclay Knapp.............        --         --             --             --            --               --
George S. Blumenthal......        --         --             --             --            --               --
Richard J. Lubasch........    75,000       0.72          14.55       04/04/10       686,396        1,739,453
Patty J. Flynt............   150,000       1.44          14.55       04/04/10     1,372,793        3,478,905
Gregg N. Gorelick.........    75,000       0.72          14.55       04/04/10       686,396        1,739,453


---------------
 * All options were granted on April 5, 2000; 20% were exercisable upon issuance, 20% became exercisable on January 1, 2001 and an additional 20% will become exercisable on each of January 1, 2002, 2003 and 2004. Upon a change of control of the Company, all unvested options become fully vested and exercisable.

** The amounts shown in these columns are the potential realizable value of options granted at assumed rates of stock price appreciation (5% and 10%) specified by the SEC, and have not been discounted to reflect the present value of such amounts. The assumed rates of stock price appreciation are not intended to forecast the future appreciation of the Common Stock.


OPTION EXERCISES AND YEAR-END VALUE TABLE

     The following table provides information on stock option exercises during 2000 by the named executive officers and the value at December 29, 2000 of unexercised in-the-money options held by each of the named executive officers.

 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR-END AND FISCAL YEAR-END OPTION
                                     VALUES

                                                           NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                               SHARES                     UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS AT
                             ACQUIRED ON      VALUE        OPTIONS AT FY-END(#)           FY-END($)*
                              EXERCISE       REALIZED        EXERCISABLE(E)/            EXERCISABLE(E)/
NAME                             (#)           ($)           UNEXERCISABLE(U)          UNEXERCISABLE(U)
----                         -----------    ----------    ----------------------    -----------------------
Barclay Knapp..............                                      242,394(E)              1,166,221(E)
                                                                             0(U)                      0(U)

George S. Blumenthal.......                                       63,143(E)                297,176(E)
                                                                       0(U)                      0(U)

Richard J. Lubasch.........                                       68,482(E)                324,528(E)
                                                                       0(U)                      0(U)

Patty J. Flynt.............     62,564       683,019              92,352(E)                180,373(E)
                                                                 118,279(U)                231,011(U)

Gregg N. Gorelick..........                                       84,528(E)                328,170(E)
                                                                  10,498(U)                 20,504(U)

---------------
* Based on the closing price on the NASDAQ on December 29, 2000 of $4.953.

PERFORMANCE GRAPH

         The following graph compares the cumulative return on the common stock of the Company (the "Common Stock") with The Nasdaq Stock Market (U.S.) Index (the "Nasdaq (U.S.) Index"), the Center for Research in Security Prices Index of Nasdaq Telecommunications Stocks (the "CRSP Index") and the Peer Group Index. In the Company's view, the Peer Group Index, which includes US LEC Corp., Mpower Communications Corp., Focal Communications Corporation, Teligent Inc., Choice One Communications Inc. and ITC Deltacom, Inc., provides a better representation of the performance of telecommunications companies over the required period than the broader based CRSP Index.

     The graph assumes that $100 was invested on September 2, 1998 (the date the Company began trading on the NASDAQ) in each of the Common Stock, the CRSP Index, the Peer Group Index and the Nasdaq (U.S.) Index.

                        COMPARISON OF CORECOMM LIMITED,
        THE CRSP INDEX, THE PEER GROUP INDEX AND THE NASDAQ (U.S.) INDEX [PERFORMANCE GRAPH]



                NASDAQ(U.S.) INDEX        CRSP INDEX            CORECOMM            PEER
                ------------------        ----------            --------            ----

02-Sep-98            100.00                 100.00               100.00             100.00
31-Dec-98            140.86                 145.58                69.04              92.76
30-Jun-99            172.81                 194.22               211.44             209.19
31-Dec-99            261.77                 259.73               390.36             260.51
30-Jun-00            255.46                 217.45               192.33             216.49
31-Dec-00            157.37                 110.66                48.85              36.13



---------------
NOTE: Stock price performance shown above for the Common Stock is historical and not necessarily indicative of future price performance.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of April 23, 2001 by (i) each executive officer and director of the Company, (ii) all directors and executive officers as a group and (iii) shareholders holding 5% or more of the Common Stock.


                                                                    AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                                             -----------------------------------------------------
                                                                            PRESENTLY
                                                                           EXERCISABLE
                                                                             OPTIONS,
                                                                           WARRANTS AND
EXECUTIVE OFFICERS, DIRECTORS                                  COMPANY     CONVERTIBLE
AND PRINCIPAL STOCKHOLDERS (1)                                  STOCK       NOTES (2)        TOTAL      PERCENT
(3)
------------------------------                                ---------    ------------    ---------
-----------

Barclay Knapp (4)                                     1,446,997      3,353,607   4,800,604        4.72%
George S. Blumenthal (5)                              1,763,186      2,168,457   3,931,643        3.91%
Richard J. Lubasch (6)                                  301,081        467,670     768,751            *
Patty J. Flynt                                          224,695        304,649     529,344            *
Gregg Gorelick                                          125,639        201,913     327,552            *
Del Mintz (7)                                         1,934,288        157,574   2,091,862        2.12%
Alan J.  Patricof (8)                                   175,201        132,017     307,218            *
Michael A. Peterson                                      76,332        163,755     240,087            *
Warren Potash (9)                                        70,464        155,534     225,998            *
Thomas J. Gravina (10)                                5,862,321      1,236,789   7,099,110        7.13%

All directors and officers as a group
   (10 in number)                                    11,980,204      8,341,965  20,322,169       19.04%

Booth American Company (11)                             600,000     41,801,630  42,401,630       30.25%
Ralph H. Booth II (12)                                   53,000              0      53,000        0.05%
     333 West Fort Street, 12th Floor
     Detroit, MI  48226
Michael Karp (13)                                    19,712,005      5,371,650  25,083,655       24.18%
     c/o University City Housing Company
     1062 East Lancaster Avenue, Ste. 30B
     Rosemont, PA 19010
Ronald Baron (14)                                     6,881,853        449,553   7,331,406        7.42%
Baron Capital Group, Inc. (14)
Bamco, Inc. (14)
Baron Capital Management, Inc. (14)
Baron Asset Fund (14)
     767 Fifth Avenue
     New York, NY 10153
Debra Buruchian (15)                                  5,786,278      1,236,789   7,023,067        7.05%
     c/o ATX Telecommunications Services,
Inc.
     50 Monument Road
     Bala Cynwyd, PA  19004
Media/Communications Partners II Limited              6,320,423              0   6,320,423        6.43%
Partnership (16)
Media/Communications Investors Limited Partnership      195,876              0     195,876        0.20%
(16)
M/CP II Limited Partnership (16)
     c/o Great Hill Partners, LLC
     One Liberty Square
     Boston, MA 02109
Synder Capital Management, L.P. (17)                  4,920,387        355,387   5,275,774        5.34%
Synder Capital Management, Inc. (17)
     350 California Street, Suite 1460
     San Francisco, CA 94104
Prime 66 Partners, L.P. (18)                          4,626,500              0   4,626,500        4.70%
     201 Main Street, Suite 3200
     Fort Worth, Texas 76102

*  Represents less than one percent

(1) Unless otherwise noted, the business address of each person is 110 East 59th Street, New York, NY 10022
(2) Includes shares of Common Stock purchased upon the exercise of Options which are exercisable or become so in the next 60 days ("Presently Exercisable Options"), warrants and shares of Common Stock purchased upon the conversion of the Company's 6% Convertible Subordinated
                  Notes due 2006 (the "6% Notes").

(3)               Includes Common Stock, Presently Exercisable Options, warrants and 6% Notes.
(4)               Includes $300,000 of the 6% Notes, convertible into 10,952 shares of common stock.
(5)               Includes 4,455 shares of Common Stock owned by trusts for the benefit of Mr. Blumenthal's children. An additional 6,750 shares
                  of Common Stock are owned by Mr. Blumenthal's wife, as to
                  which shares Mr. Blumenthal disclaims beneficial
                  ownership. Also includes 584,840 584,840 shares of common
                  stock and 168,100 options held by Grantor Retained
                  Annuity Trusts.
(6)               Includes 234 shares of Common Stock owned by Mr. Lubasch as custodian for his child, as to which shares Mr. Lubasch disclaims beneficial ownership.
(7)               Includes 57 shares of Common Stock owned by Mr. Mintz's wife, as to which shares Mr. Mintz disclaims beneficial ownership.  Also
                  Includes $700,000 of the 6% Notes, convertible into 25,557 shares of common stock.
(8)               Includes 2,395 shares of Common Stock owned by Mr. Patricof's wife, as to which shares Mr. Patricof disclaims beneficial
                  Ownership.
(9)               Includes $250,000 of the 6% Notes, convertible into 9,126 shares of common stock.
(10)              Includes 96,000 shares of Common Stock held by Mr. Gravina's minor children to which shares Mr. Gravina disclaims beneficial ownership.
(11)              Based solely upon Schedule 13-D, filed with the SEC on April 23, 2001 by Ralph H.
                  Booth II and Booth American Company. Includes 28,000
                  shares of Common Stock held in trust, and 8,000 shares of
                  Common Stock held by members of Mr. Booth's family.
(12)              Based solely upon Schedule 13-D, filed with the SEC on April 23, 2001 by Ralph H.
                  Booth II and Booth American Company.
(13)              Based soley upon Schedule 13D, filed with the SEC on April 23, 2001, by Michael Karp. Includes 1,512,856 shares of Common Stock, and
                  10,000 shares of Series B Preferred Stock convertible into 311,400 shares of Common Stock, held by The Florence Karp Trust.
(14)              Based upon Schedule 13-G (Amendment No. 1), dated February 14, 2001, filed by Ronald
                  Baron, Baron Capital Group, Inc., Bamco,
                  Inc., Baron Capital Management, Inc. and Baron Asset Fund with the SEC. Includes
                  $9,998,774 of the 6% Notes, convertible into 365,052 shares of common stock.
(15)              Based solely upon Schedule 13 G, filed the SEC on April 23, 2001, by Debra
                  Buruchian.  Includes 80,000 shares of Common
                  Stock held by Ms. Buruchian's minor child.
(16)              Based upon Form 3's, filed with the SEC on October 20, 2000, by Media/Communications
                  Partners II Limited Partnership,
                  Media/Communications Investors Limited Partnership and M/CP II Limited Partnership
(17)              Based soley upon Schedule 13-G, filed with the SEC on February 15, 2001, by Synder
                  Capital Management, L.P., and Synder
                  Capital Management, Inc.
(18)              Based soley upon Schedule 13-G (Amendment No.2), filed with the SEC on February 13,
                  2001, by Prime 66 Partners, L.P.


 Item 13.         Certain Relationships and Related Transactions

         On April 12, 2001, the Company sold $15 million of an unsecured convertible note of the Company to NTL. In addition, concurrently with the sale of the note and without additional compensation, the Company entered into a network and software agreement with NTL. Under the agreement, the Company will provide U.S. network access on the Company's network for U.K. Internet traffic from NTL's U.K. customers, as well as a royalty free license to use certain billing and provisioning software and know-how. Barclay Knapp, George Blumenthal, Richard Lubasch and Gregg Gorelick are executive officers of both the Company and NTL. In addition, Barclay Knapp, Warren Potash, Del Mintz, George Blumenthal and Alan Patricof are directors of the Company and NTL. In the light of this relationship, the independent directors of the Company examined the transaction with NTL and the Board of Directors of the Company determined that the transaction was inherently fair to the Company and provided the Company with benefits that exceeded those that could be obtained from a third party.

         CoreComm-ATX headquarters and executive offices and primary technical operations facility are leased from entities controlled by Michael Karp, who was the Chief Executive Officer of ATX prior to its acquisition by the Company, and is currently a 24.18% beneficial owner of the Company. CoreComm-ATX currently pays approximately $1 million per year in rent for headquarters/executive offices and approximately $450,000 per year in rent for its primary technical operations facility.

         University City Housing ("UCH"), an entity controlled by Michael Karp, provided general accounting, cash management, tax return preparation, payroll and human resources services to CoreComm-ATX. CoreComm-ATX paid UCH approximately 0.38% of its gross annual receipts for providing these services. For the period September 29, 2000 (the date of acquisition) to December 31, 2000, CoreComm-ATX paid UCH approximately $150,000 for providing these services.


                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.
Dated: April 30, 2001

                              CORECOMM LIMITED
                              By: /s/ RICHARD J. LUBASCH
                              --------------------------
                              Senior Vice President,
                              General Counsel
                               and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

SIGNATURE                              TITLE                         DATE

/s/ GEORGE S. BLUMENTHAL   Chairman of the Board and           April 30, 2001
------------------------   Director
George S. Blumenthal

/s/ BARCLAY KNAPP          Principal Executive and Financial   April 30, 2001
------------------------   Officer and Director
Barclay Knapp

/s/ GREGG GORELICK         Principal Accounting Officer        April 30, 2001
------------------------
Gregg Gorelick

/s/ DEL MINTZ              Director                            April 30, 2001
------------------------
Del Mintz

/s/ ALAN J. PATRICOF       Director                            April 30, 2001
------------------------
Alan J. Patricof

/s/ WARREN POTASH          Director                            April 30, 2001
------------------------
Warren Potash