Form 10-Q
period 2001-03-31
CORECOMM LTD /DE/
filed 2001-05-15
CIK 1121884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                000-31359
                   -------------------------------------------------------------


                                CORECOMM LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   23-3032245
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


110 East 59th Street, New York, New York                   10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                 (212) 906-8485
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X                 No
                        ---                   ---

The number of shares outstanding of the issuer's common stock as of March 31, 2001 was 72,573,431.

                        CoreComm Limited and Subsidiaries



                                      Index




PART I.  FINANCIAL INFORMATION                                            Page
------------------------------                                            ----

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
        March 31, 2001 and December 31, 2000 ............................   2

        Condensed Consolidated Statements of Operations -
        Three months ended March 31, 2001 and 2000  .....................   3

        Condensed Consolidated Statement of Shareholders' Equity -
        Three months ended March 31, 2001  ..............................   4

        Condensed Consolidated Statements of Cash Flows -
        Three months ended March 31, 2001 and 2000  .....................   5

        Notes to Condensed Consolidated Financial Statements ............   6

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition ..............................  14

Item 3. Quantitative and Qualitative Disclosures about Market Risk ......  20


PART II.OTHER INFORMATION
-------------------------

Item 6. Exhibits and Reports on Form 8-K ................................  21

SIGNATURES...............................................................  22

                        CoreComm Limited and Subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             CoreComm Limited and Subsidiaries
                                           Condensed Consolidated Balance Sheets

                                                                                       March 31,            December 31,
                                                                                          2001                  2000
                                                                                   -------------------------------------
                                                                                       (Unaudited)          (See Note)
Assets
Current assets:
   Cash and cash equivalents                                                          $  11,720,000       $  25,802,000
   Marketable securities                                                                          -           4,715,000
   Accounts  receivable-trade,  less allowance for doubtful accounts of
     $12,041,000 (2001) and $11,034,000 (2000)                                           34,233,000          34,344,000
   Due from NTL Incorporated                                                                      -          17,206,000
   Other                                                                                  7,074,000          10,289,000
                                                                                   -------------------------------------
Total current assets                                                                     53,027,000          92,356,000

Fixed assets, net                                                                       170,856,000         179,651,000
Goodwill, net of accumulated amortization of $73,398,000 (2001) and
   $42,028,000 (2000)                                                                   401,890,000         600,859,000
Intangible assets, net                                                                    5,978,000           6,092,000
Other, net of accumulated amortization of $1,918,000 (2001) and
   $1,480,000 (2000)                                                                     32,272,000          30,805,000
                                                                                   -------------------------------------
                                                                                       $664,023,000        $909,763,000
                                                                                   =====================================
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                                     $ 51,777,000       $  73,133,000
  Accrued expenses                                                                      106,825,000          90,313,000
  Due to NTL Incorporated                                                                 2,409,000                   -
  Current portion of long-term debt and capital lease obligations                        19,125,000          22,921,000
  Deferred revenue                                                                       32,777,000          29,701,000
                                                                                   -------------------------------------
Total current liabilities                                                               212,913,000         216,068,000

Long-term debt                                                                          366,961,000         358,624,000
Notes payable to related parties                                                         16,100,000          16,100,000
Capital lease obligations                                                                   736,000           2,693,000

Commitments and contingent liabilities

Shareholders' equity:
  Series preferred stock - $.01 par value, authorized 5,000,000 shares:                           -                   -
     Series A, liquidation  preference  $52,172,000;  issued and outstanding
        51,000 (2001) and 51,000 (2000) shares                                                    -                   -
     Series B, liquidation preference  $254,862,000;  issued and outstanding
        250,000 (2001) and 250,000 (2000) shares                                              3,000               3,000
     Series C,  none issued or outstanding                                                        -                   -
  Common stock - $.01 par value, authorized 200,000,000 shares; issued and
    outstanding 72,573,000 (2001) and 72,029,000 (2000) shares                              726,000             720,000
Additional paid-in capital                                                              778,813,000         781,357,000
Deferred non-cash compensation                                                          (18,404,000)        (21,638,000)
(Deficit)                                                                              (683,251,000)       (433,590,000)
                                                                                   -------------------------------------
                                                                                         77,887,000         326,852,000
Treasury stock at cost, 1,329,000 shares                                                (10,574,000)        (10,574,000)
                                                                                   -------------------------------------
                                                                                         67,313,000         316,278,000
                                                                                   -------------------------------------
                                                                                       $664,023,000        $909,763,000
                                                                                   =====================================

Note:  The balance sheet at December 31, 2000 has been derived from the audited balance sheet at that date.

See accompanying notes.

                                                            2

                                  CoreComm Limited and Subsidiaries

                           Condensed Consolidated Statements of Operations
                                             (Unaudited)


                                                                   Three Months Ended March 31,
                                                                   2001                     2000
                                                           ------------------------------------------

Revenues                                                        $72,937,000              $18,959,000

Costs and expenses
Operating                                                        56,194,000               23,846,000
Selling, general and administrative                              38,925,000               20,933,000
Corporate                                                         3,894,000                2,396,000
Non-cash compensation                                             3,234,000                       -
Other charges                                                       119,000                1,426,000
Write-down of intangibles                                       167,599,000                       -
Depreciation                                                     12,045,000                5,214,000
Amortization                                                     31,511,000                3,170,000
                                                           ------------------------------------------
                                                                313,521,000               56,985,000
                                                           ------------------------------------------
Operating (loss)                                               (240,584,000)             (38,026,000)

Other income (expense)
Interest income and other, net                                      776,000                2,169,000
Interest expense                                                 (9,838,000)              (3,809,000)
                                                           ------------------------------------------
(Loss) before income tax provision                             (249,646,000)             (39,666,000)
Income tax provision                                                (15,000)                (205,000)
                                                           ------------------------------------------
Net (loss)                                                    $(249,661,000)            $(39,871,000)
                                                           ===========================================


Basic and diluted net (loss) per share                               $(3.58)                  $(1.02)
                                                           ===========================================

See accompanying notes.

                                                   3

                                  CoreComm Limited and Subsidiaries

                       Condensed Consolidated Statement of Shareholders' Equity
                                             (Unaudited)


                                   Series A         Series B Preferred
                               Preferred Stock             Stock                 Common Stock
                              -------------------   --------------------   -------------------------
                               Shares     Par        Shares      Par          Shares        Par
                              ---------------------------------------------------------------------
Balance, December 31, 2000     51,000    $    -       250,000    $3,000      72,029,000    $720,000
Exercise of stock options                                                         2,000           -
Common stock issued for
   dividend on preferred
   stock                                                                        542,000       6,000
Accreted dividends on
   preferred stock
Non-cash compensation
    expense
Net (loss) for the three
   months ended March 31,
   2001
                              ---------------------------------------------------------------------
Balance, March 31, 2001        51,000    $    -       250,000    $3,000      72,573,000    $726,000
                              =====================================================================

                                Additional        Deferred                               Treasury Stock
                                  Paid-In         Non-Cash                        ---------------------------
                                  Capital       Compensation       (Deficit)         Shares         Amount
                               -----------------------------------------------------------------------------
Balance, December 31, 2000       $781,357,000     $(21,638,000)   $(433,590,000)   (1,329,000)  $(10,574,000)
Exercise of stock options               4,000
Common stock issued for
   dividend on preferred
   stock                            1,869,000
Accreted dividends on
   preferred stock                (4,417,000)
Non-cash compensation
    expense                                          3,234,000
Net (loss) for the three
   months ended March 31,
   2001                                                            (249,661,000)
                               -----------------------------------------------------------------------------
Balance, March 31, 2001          $778,813,000     $(18,404,000)   $(683,251,000)   (1,329,000)  $(10,574,000)
                               =============================================================================

See accompanying notes.

                                             CoreComm Limited and Subsidiaries

                                      Condensed Consolidated Statements of Cash Flows
                                                        (Unaudited)

                                                                              Three Months Ended March 31,
                                                                                2001                2000
                                                                      ---------------------------------------

Net cash (used in) operating activities                                    $(19,208,000)        $(38,836,000)

Investing activities
Purchase of fixed assets                                                       (530,000)         (18,245,000)
Increase in other assets                                                             -              (150,000)
Purchase of marketable securities                                                    -           (20,015,000)
Proceeds from sales of marketable securities                                  4,775,000           57,426,000
                                                                      ---------------------------------------
Net cash provided by investing activities                                     4,245,000           19,016,000

Financing activities
Proceeds from borrowing, net of financing costs                               9,736,000            1,209,000
Proceeds from exercise of stock options and warrants                              4,000            9,152,000
Principal payments                                                           (4,299,000)          (1,307,000)
Principal payments of capital lease obligations                              (4,560,000)          (4,283,000)
                                                                      ---------------------------------------
Net cash provided by financing activities                                       881,000            4,771,000
                                                                      ---------------------------------------
Decrease in cash and cash equivalents                                       (14,082,000)         (15,049,000)
Cash and cash equivalents at beginning of period                             25,802,000           86,685,000
                                                                      ---------------------------------------
Cash and cash equivalents at end of period                                  $11,720,000          $71,636,000
                                                                       ======================================

Supplemental disclosure of cash flow information
 Cash paid for interest                                                    $  1,110,000         $  6,514,000
 Income taxes paid                                                                    -              299,000

Supplemental schedule of non-cash investing activities
 Liabilities incurred to acquire fixed assets                                $3,703,000          $15,906,000

See accompanying notes.

                                                   5

                        CoreComm Limited and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

The following is the revenues from external customers for each of the Company's communication services:

                              Three Months Ended March 31,
                                  2001              2000
                           ----------------------------------

Telecommunications            $55,232,000       $15,781,000
Internet and Data              17,509,000         3,057,000
Other (a)                         196,000           121,000
                           ----------------------------------
                              $72,937,000       $18,959,000
                           ==================================

(a)  Other includes cellular long distance, wireless and paging revenue.


Note 2.  Recent Financing

In April 2001, the Company completed a reevaluation of its business plan in light of current market conditions and has made significant modifications to its plans. The Company currently intends to devote its resources to the more profitable areas of its business and substantially reduce its operations and related costs in the other areas of its business. The Company expects a portion of its residential customer base to decline over time due to a combination of churn and a decline in new customer growth. In addition, the Company intends to sell its non-competitive local exchange carrier ("CLEC") assets and businesses, and has retained advisors for the purpose of conducting this sale.

At March 31, 2001, the Company reduced the carrying amount of certain intangible assets that became impaired as a result of the Company's decision in April 2001 to sell non-CLEC assets and businesses. Goodwill with a book value of $167,599,000 was written-off. The goodwill had a useful life of 7 and 5 years.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)


Note 2.  Recent Financing (continued)

In April 2001, the Company entered into financing arrangements to provide $80 million of additional cash, which it received in April 2001. The arrangements include $55 million provided under an Amended and Restated Credit Agreement that amends and restates the term loan facility and revolving credit facility described in Note 6. A portion of the $55 million came from The Chase Manhattan Bank ("Chase"), and the remainder from America Online, Inc. ("AOL") and Goldman Sachs Credit Partners. The remainder of the $80 million is in the form of debt financing provided by Booth American Company and NTL Incorporated ("NTL") in the amounts of $10 million and $15 million, respectively.

In connection with these arrangements, in April 2001, the Company entered into certain other agreements including the following:

o A marketing agreement with AOL to market a joint CoreComm/AOL bundled package in the Company's market areas. The Company also committed to purchase $22.5 million in advertising from AOL of which $7.5 million was paid in April 2001 for advertising to be utilized in 2001. The remainder is for advertising to be utilized in 2002.
o The Company paid $9 million in fees in connection with the ATX Telecommunications Services, Inc. ("ATX") and Voyager.net, Inc. ("Voyager") acquisitions which were included in accrued expenses at December 31, 2000.
o The Company paid Chase $500,000 upon receipt of funds under the Credit Agreement.
o A network and software agreement with NTL pursuant to which the Company will provide U.S. network access on the Company's network for U.K. Internet traffic from NTL's U.K. customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how.
o The Company amended the conversion price of the Series A preferred stock issued in September 2000 to Booth American Company to the stated liquidation value of $1,000 per Series A preferred share divided by $1.75 from the stated liquidation value of $1,000 per share divided by $14.36.
o    The Company agreed to issue to lenders  warrants to purchase  approximately
     10.6 million shares of its common stock at an exercise price of $.01 per share that expire in April 2011. If the Company reduces the aggregate commitments under the Credit Agreement by $40 million on or prior to September 30, 2001, warrants issued to purchase approximately 4.2 million shares of common stock may be canceled. Warrants to purchase an aggregate of approximately 1.3 million shares of common stock issued in December 2000 and January 2001 will be canceled upon the issuance of these new warrants.

The Company anticipates that it will have sufficient cash to execute its revised business plan, however, there can be no assurance that: (a) actual costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (c) the Company will be able to access such cash flow, (d) the Company will be able to sell non-CLEC assets and businesses or (e) the Company will not be adversely affected by interest rate fluctuations. The Company continues to review its operations and may incur additional charges in the future related to further restructuring or downsizing of its operations.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)


Note 3.  Intangible Assets

Intangible assets consist of:

                                                                    March 31,          December 31,
                                                                      2001                2000
                                                              ------------------------------------
                                                                  (Unaudited)
LMDS license costs                                                 $4,230,000          $4,230,000
Workforce, net of accumulated amortization of
   $229,000 (2001) and $198,000 (2000)                                 21,000              52,000
Customer lists, net of accumulated amortization of
   $613,000 (2001) and $530,000 (2000)                              1,727,000           1,810,000
                                                              ------------------------------------
                                                                   $5,978,000          $6,092,000
                                                              ====================================

On September 29, 2000, the Company completed two significant acquisitions. The Company acquired Voyager, a large independent Internet communications company focused on the Midwestern United States, and ATX, a CLEC providing integrated voice and high-speed data services, including long distance, local, wireless and network services through the use of telephone switching equipment and other physical facilities in the New York - Virginia corridor. These acquisitions have been accounted for as purchases, and, accordingly the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $615.9 million exceeded the estimated fair value of net tangible assets acquired by $588.5 million, which was allocated to goodwill. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values at acquisition. Changes to the allocation of purchase price are anticipated as valuations of assets and liabilities are completed.

The pro forma unaudited consolidated results of operations for the three months ended March 31, 2000 assuming consummation of the acquisitions as of January 1, 2000 are as follows:

  Total revenue                                           $73,664,000
  Net (loss)                                              (71,751,000)
  Basic and diluted net (loss) per share                        (1.11)

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)


Note 4.   Fixed Assets

Fixed assets consist of:
                                                     March 31,            December 31,
                                                        2001                    2000
                                              ---------------------------------------------
                                                    (Unaudited)

  Operating equipment                               $124,494,000            $124,335,000
  Computer hardware and software                      53,707,000              53,471,000
  Other equipment                                     20,141,000              21,192,000
  Construction-in-progress                            25,521,000              22,097,000
                                              ---------------------------------------------
                                                     223,863,000             221,095,000
  Accumulated depreciation                           (53,007,000)            (41,444,000)
                                              ---------------------------------------------
                                                    $170,856,000            $179,651,000
                                              =============================================



Note 5.   Accrued Expenses

Accrued expenses consist of:
                                                     March 31,            December 31,
                                                        2001                    2000
                                              ---------------------------------------------
                                                    (Unaudited)

  Payroll and related                               $  5,900,000            $  5,032,000
  Professional fees                                    1,950,000               2,995,000
  Taxes, including income taxes                       11,116,000              14,829,000
  Accrued equipment purchases                         14,430,000              14,460,000
  Toll and interconnect                               33,137,000              20,628,000
  Interest                                            11,784,000               4,565,000
  Dividends                                            5,947,000               3,405,000
  Acquisition costs                                   13,734,000              16,090,000
  Other                                                8,827,000               8,309,000
                                              ---------------------------------------------
                                                    $106,825,000             $90,313,000
                                              =============================================

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 6.   Long-Term Debt

Long-term debt consists of:
                                                                               March 31,             December 31,
                                                                                  2001                   2000
                                                                       --------------------------------------------
                                                                              (Unaudited)
  6% Convertible Subordinated Notes                                           $175,000,000           $175,000,000
  Working capital promissory note, interest at 8.5%                              1,081,000              1,496,000
  Note payable for equipment, interest at 12.75%                                 2,220,000              3,331,000
  Senior secured credit facility                                               101,100,000             91,100,000
  Senior unsecured notes due 2003, less unamortized discount
    of $12,356,000 (2001) and $13,433,000 (2000)                                93,573,000             95,236,000
  Other                                                                            127,000                160,000
                                                                       --------------------------------------------
                                                                               373,101,000            366,323,000
  Less current portion                                                           6,140,000              7,699,000
                                                                       --------------------------------------------
                                                                              $366,961,000           $358,624,000
                                                                       ============================================

In September 2000, subsidiaries of the Company entered into a senior secured credit facility with The Chase Manhattan Bank as lender, administrative agent and collateral agent. The senior secured credit facility provides for both a term loan facility and a revolving credit facility. At March 31, 2001, the effective interest rate on the amounts outstanding was 9.11%. In January 2001, the Company borrowed an additional $10 million under this facility, of which $3 million was used for the payment of acquisition costs included in accrued expenses at December 31, 2000. In April 2001, the facility was amended and restated. The aggregate amount available was amended to $156.1 million of which the term loan facility is $106.1 million and the revolving credit facility is $50 million. In April 2001, the Company borrowed the remaining $55 million available under this facility. In addition, the interest rate was amended to, at the Company's option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum.

In April 2001, the Company entered into agreements with Booth American Company and NTL for the issuance of $10 million and $15 million, respectively, of unsecured convertible notes. These notes will mature in April and May 2011. Interest on the notes is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. The interest is payable in kind by the issuance of additional unsecured convertible notes in such principal amount as shall equal the interest payment that is then due. These notes are convertible into common stock prior to maturity at conversion price of $1.00 per share, subject to adjustment. The additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of the Company's common stock for a specified period. These notes are redeemable, in whole or in part, at the Company's option, at any time in April or May 2003, at a redemption price of 103.429% that declines annually to 100% in April or May 2007, in each case together with accrued and unpaid interest to the redemption date.

In April 2001, $10,250,000 aggregate principal amount of the 6% Convertible Subordinated Notes was converted into approximately 374,000 shares of the Company's common stock.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 7.   Related Party Transactions

Some of the officers and directors of the Company are also officers or directors of NTL. NTL provides the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consist of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead which cannot be specifically allocated to NTL (which is agreed upon by the Board of Directors of NTL and the Company). Effective January 1, 2001, the percentage used to allocate corporate overhead was reduced. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the three months ended March 31, 2001 and 2000, NTL charged the Company $104,000 and $397,000, respectively, which is included in corporate expenses.

The Company provides NTL with access to office space and equipment and the use of supplies. The Company charges NTL a percentage of the Company's office rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the three months ended March 31, 2001 and 2000, the Company charged NTL $67,000 and $61,000, respectively, which reduced corporate expenses.

A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. The Company charges an amount in excess of its costs to provide these services. General and administrative expenses were reduced by $467,000 and $199,000 for the three months ended March 31, 2001 and 2000, respectively, as a result of these charges.

In October 2000, the Company billed NTL $6,674,000 for the billing and software development services described above to be rendered from January to September 2001. In March 2000, the Company and NTL announced that they had entered into an agreement to link their networks in order to create an international Internet backbone. In November 2000, the Company billed NTL $9,128,000 primarily for usage of the network in 2001. In the three months ended March 31, 2001, $992,000 of the prepayments were recognized. The balance of $14,810,000 is included in deferred revenue at March 31, 2001.

Note 8.   Other Charges

Other charges of $119,000 for the three months ended March 31, 2001 are for adjustments to restructuring costs recorded in 2000. These charges include additional employee severance and related costs of $351,000, offset by a reversal of the lease exit provision of $232,000. Other charges of $1,426,000 for the three months ended March 31, 2000 are for restructuring costs relating to the Company's announcement in March 2000 of a reorganization of certain of its operations. As of December 31, 2000, the remaining provision consisted of employee severance and related costs of $1,314,000 for approximately 250 employees and lease exit costs of $521,000. As of March 31, 2001, $766,000 of these provisions had been used, including $588,000 for employee severance and related costs and $178,000 for lease exit costs. As of March 31, 2001, none of the employees to be terminated were still employed by the Company. The remaining provision for leases will be used through 2003.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 8.   Other Charges (continued)

In May 2001, the Company announced it was taking additional actions to reorganize, re-size and reduce operating costs. In the second quarter of 2001 the Company will record a charge in the amount of $435,000 for employee severance and related costs for approximately 210 employees to be terminated. These payments will be paid through September 2001.

Note 9.   Non-Cash Compensation

In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2,747,000 shares of the Company's common stock to various employees at an exercise price of $14.55, which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to March 31, 2001, $12.9 million of the deferred non-cash compensation was charged to expense, including $3.2 million in 2001. The Company will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows:
$9.7 million in 2001, $7.5 million in 2002 and $1.2 million in 2003.

Note 10.  Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

                                                                 Three Months Ended March 31,
                                                                 2001                   2000
                                                         -----------------------------------------
Numerator:
Net loss                                                    $(249,661,000)         $(39,871,000)
Preferred stock dividend                                       (4,417,000)                    -
Preferred stock accretion to
   redemption value                                            (1,117,000)                    -
                                                         -----------------------------------------
Net loss available to common
   shareholders                                             $(255,195,000)         $(39,871,000)
                                                         -----------------------------------------

Denominator for basic net loss per common share                71,232,000            38,955,000
Effect of dilutive securities                                           -                     -
                                                         -----------------------------------------
Denominator for diluted net loss per common share              71,232,000            38,955,000
                                                         -----------------------------------------

Basic and diluted net loss per common share                        $(3.58)               $(1.02)
                                                         =========================================

The shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)


Note 11.  Commitments and Contingent Liabilities

As of March 31, 2001, the Company had purchase commitments of approximately $45,000,000 outstanding, which includes approximately $18,000,000 pursuant to a contract that ends in January 2009. The Company is in the process of canceling a significant portion of these commitments.

At the time of the financing received from AOL in April 2001, the Company committed to purchase $15 million in advertising to be utilized in 2002.

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

                        CoreComm Limited and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


                              RESULTS OF OPERATIONS


Three Months Ended March 31, 2001 and 2000
------------------------------------------

As a result of the completion of the acquisitions of Voyager and ATX in September 2000, we consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 2000 results.

As a result of the significant modifications to our business plan, we expect modest increases in revenues and significant reductions in operating, selling, general and administrative and corporate expenses in the remainder of 2001 as compared to fourth quarter of 2000.

The increase in revenues to $72,937,000 from $18,959,000 is due to acquisitions in 2000, which accounted for $54,770,000 of the increase. This increase is offset by a decline in the customer base associated with the USN assets. The revenues from the USN customer based peaked in the third quarter of 1999 after our acquisition in May 1999 and declined thereafter.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs increased to $56,194,000 from $23,846,000 due to acquisitions in 2000, which accounted for $35,306,000 of the increase. This increase is offset by a decrease in costs as a result of the modifications to our business plan.

Selling, general and administrative expenses increased to $38,925,000 from $20,933,000 due to acquisitions in 2000, which accounted for $22,858,000 of the increase. This increase is offset by a decrease in costs as a result of the modifications to our business plan.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $3,894,000 from $2,396,000 primarily due to financing related activities.

In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, we recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million due to the issuance of options to employees at an exercise price of $14.55 which was less than the fair value of the Company's common stock on the date of the grant. From April 2000 to March 31, 2001, $12.9 million of the deferred non-cash compensation was charged to expense, including $3.2 million in 2001. We will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $9.7 million in 2001, $7.5 million in 2002 and $1.2 million in 2003.

                        CoreComm Limited and Subsidiaries

Other charges of $119,000 for the three months ended March 31, 2001 are for adjustments to restructuring costs recorded in 2000. These charges include additional employee severance and related costs of $351,000, offset by a reversal of the lease exit provision of $232,000. Other charges of $1,426,000 for the three months ended March 31, 2000 are for restructuring costs relating to the Company's announcement in March 2000 of a reorganization of certain of its operations. As of December 31, 2000, the remaining provision consisted of employee severance and related costs of $1,314,000 for approximately 250 employees and lease exit costs of $521,000. As of March 31, 2001, $766,000 of these provisions had been used, including $588,000 for employee severance and related costs and $178,000 for lease exit costs. As of March 31, 2001, none of the employees to be terminated were still employed by the Company. The remaining provision for leases will be used through 2003.

At March 31, 2001, we reduced the carrying amount of certain intangible assets that became impaired as a result of our decision in April 2001 to sell non-CLEC assets and businesses. Goodwill with a book value of $167,599,000 was written-off. The goodwill had a useful life of 7 and 5 years.

Depreciation expense increased to $12,045,000 from $5,214,000 primarily as a result of an increase in fixed assets.

Amortization expense increased to $31,511,000 from $3,170,000 due to the amortization of goodwill from the acquisitions in 2000.

Interest income and other, net, decreased to $776,000 from $2,169,000 primarily due to the reduction of interest income resulting from declining cash balances.

Interest expense increased to $9,838,000 from $3,809,000 primarily due to interest on the senior secured credit facility beginning in September 2000, the senior unsecured notes due 2003 issued in September 2000 and the senior unsecured notes due 2010 issued in December 2000.

The income tax provisions of $15,000 in 2001 and $205,000 in 2000 are for state and local income tax.

In May 2001, the Company announced it was taking additional actions to reorganize, re-size and reduce operating costs. In the second quarter of 2001 the Company will record a charge in the amount of $435,000 for employee severance and related costs for approximately 210 employees to be terminated. These payments will be paid through September 2001.


                         LIQUIDITY AND CAPITAL RESOURCES


In April 2001, we completed a reevaluation of our business plan in light of current market conditions and have made significant modifications to our plans. We currently intend to devote our resources to the more profitable areas of our business and substantially reduce our operations and related costs in the other areas of our business. We expect a portion of our residential customer base to decline over time due to a combination of churn and a decline in new customer growth. In addition, we intend to sell our non-CLEC assets and businesses, and we have retained advisors for the purpose of conducting this sale.

                        CoreComm Limited and Subsidiaries

We will require significantly less cash to fund the construction of our facilities-based network and to develop and expand our businesses going forward than we projected in the past. We estimate that our cash requirements from April 1, 2001 through December 31, 2001 for operations, capital expenditures, capital lease payments and debt service will aggregate approximately $80 million. We intend to use cash and securities on hand of $11.7 million at March 31, 2001, the $80 million of additional financing received in April 2001, and the net proceeds from the sale of non-CLEC assets and businesses (75% or more of which may be required to be used to repay indebtedness) to meet these requirements.

We anticipate that we will have sufficient cash to execute our revised business plan, however, there can be no assurance that: (a) actual costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) we and our subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (c) we will be able to access such cash flow, (d) we will be able to sell non-CLEC assets and businesses or (e) we will not be adversely affected by interest rate fluctuations. We are continuing to review our operations and we may incur additional charges in the future related to further restructuring or downsizing of our operations.

In April 2001, we entered into financing arrangements and received $80 million of additional cash. The arrangements include $55 million provided under an
Amended and Restated Agreement Credit Agreement with The Chase Manhattan Bank ("Chase") that amends and restates the term loan facility and revolving credit facility described below. A portion of the $55 million available under the agreement with Chase came from Chase, and the remainder was from America Online, Inc. ("AOL") and Goldman Sachs Credit Partners. The remainder of the $80 million is in the form of debt financing provided by Booth American Company and NTL Incorporated ("NTL") in the amounts of $10 million and $15 million, respectively.

In connection with these arrangements, we entered into certain other agreements including the following:

o We entered into a Marketing Agreement with AOL to market a joint CoreComm/AOL bundled package in our market areas. We also committed to purchase $22.5 million in advertising from AOL of which $7.5 million was paid in April 2001 for advertising to be utilized in 2001. The remainder is for advertising to be utilized in 2002.
o We paid $9 million in fees in connection with the ATX and Voyager acquisitions which were included in accrued expenses at December 31, 2000.
o    We paid Chase $500,000 upon receipt of funds under the Credit Agreement.
o We entered into a network and software agreement with NTL pursuant to which we will provide U. S. network access on our network for U. K. Internet traffic from NTL's U.K. customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how.
o We amended the conversion price of the Series A preferred stock issued in September 2000 to Booth American Company to the stated liquidation value of $1,000 per Series A preferred share divided by $1.75 from the stated liquidation value of $1,000 per share divided by $14.36.
o We agreed to issue to lenders warrants to purchase approximately 10.6 million shares of our common stock at an exercise price of $.01 per share that expire in April 2011. If we reduce the aggregate commitments under the Credit Agreement by $40 million on or prior to September 30, 2001, we may cancel warrants issued to purchase approximately 4.2 million shares of our common stock. Warrants to purchase an aggregate of approximately 1.3 million shares of our common stock issued in December 2000 and January 2001 will be canceled upon the issuance of these new warrants.

                        CoreComm Limited and Subsidiaries

In order to fund the cash portion of the ATX and Voyager acquisitions, we raised $50 million from the issuance of Series A preferred stock, and we obtained through our subsidiaries a $150 million senior secured credit facility from The Chase Manhattan Bank, of which $100 million was a term loan facility and $50 million was a revolving credit facility. Effective in April 2001, the credit facility was amended such that the aggregate amount available is $156.1 million of which the term loan facility is $106.1 million and the revolving credit facility is $50 million.

As of May 14, 2001, there was $106.1 million outstanding under the term loan facility and $50.0 million outstanding under the revolving credit facility. The term loan facility will amortize in quarterly installments of principal commencing on December 31, 2003 with a final maturity in September 22, 2008. The revolving credit facility shall be automatically and permanently reduced in increasing quarterly installments of principal commencing on December 31, 2003 with a termination date on September 22, 2008. In the event our 6% Convertible Subordinated Notes have not been converted or refinanced on or prior to April 1, 2006, then the facilities become payable in full on April 1, 2006. The interest rate on both the term loan facility and the revolving credit facility was, at our option, either 3.25% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.25% per annum. The applicable margin for the facilities will be subject to reductions based on the ratio of our consolidated total debt to annualized EBITDA. At March 31, 2001, the effective interest rate on the amounts outstanding was 9.11%. Interest is payable at least quarterly. The commitment fee on the unused portion of the commitments is 1.25% per annum payable quarterly, subject to reduction to 1% per annum based upon the amount borrowed under the facilities.

Effective in April 2001, the credit facility was amended such that the interest rate is, at our option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum.

In April 2001, we entered into agreements with Booth American Company and NTL for the issuance of $10 million and $15 million, respectively, of unsecured convertible notes. These notes will mature in April and May 2011. Interest on the notes is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. The interest is payable in kind by the issuance of additional unsecured convertible notes in such principal amount as shall equal the interest payment that is then due. These notes are convertible into common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. The additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of our common stock for a specified period. These notes are redeemable, in whole or in part, at our option, at any time in April or May 2003, at a redemption price of 103.429% that declines annually to 100% in April or May 2007, in each case together with accrued and unpaid interest to the redemption date.

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

                        CoreComm Limited and Subsidiaries

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

Certain of our subsidiaries have various notes payable and capital leases outstanding. We are making monthly payments of principal and interest under these notes and leases that end in 2003. The approximate amounts due for these notes and leases are as follows: $15.4 million from April 1, 2001 to December 31, 2001, $3.7 million in 2002 and $231,000 in 2003.

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

In September 2000, we issued 50,000 shares of Series A preferred stock in exchange for cash of $50 million. The Series A preferred stock pays cumulative dividends at 8.5% per annum of the liquidation value of $1,000 per share, payable quarterly in arrears which commenced on December 31, 2000. At our option, we may pay dividends either in cash, shares of our common stock or additional shares of Series A preferred stock. The 50,000 shares of Series A preferred stock originally issued are convertible at any time at the option of the holder into shares of common stock at the stated liquidation value of $1,000 divided by the conversion price of $1.75. Any additional shares of Series A preferred stock issued will have an initial conversion price equal to 120% of the volume weighted average sale price of our common stock for a specified period. On September 29, 2010, we will be required to redeem any shares of Series A preferred stock outstanding for $1,000 per share plus accrued and unpaid dividends. At our discretion, we may pay the redemption price either in cash or in shares of our common stock. We may redeem the Series A preferred stock at a redemption price of $1,000 per share, together with accrued and unpaid dividends, payable either, at our option in cash or in shares of common stock, or a combination of both, beginning on September 29, 2002 if the 25-day volume weighted average sale price of our common stock exceeds certain targets. In addition, the Series A preferred stock may be redeemed by us at any time following September 29, 2005 at a redemption price of $1,010 per share, together with accrued and unpaid dividends, payable either in cash or in shares of our common stock, or a combination of both.

                        CoreComm Limited and Subsidiaries

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

Consolidated Statement of Cash Flows
------------------------------------

For the three months ended March 31, 2001, cash used in operating activities decreased to $19,208,000 from $38,836,000 in the three months ended March 31, 2000 primarily due to slower payments of accounts payable and accrued expenses in order to conserve cash.

                        CoreComm Limited and Subsidiaries

For the three months ended March 31, 2001, cash used to purchase fixed assets decreased to $530,000 from $18,245,000 in the three months ended March 31, 2000 which reflects the modifications to our business plan and the effort to conserve cash.

Proceeds from borrowings, net of financing costs, of $9,736,000 was from the borrowings under the Chase facility in January 2001.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, industry trends, technological developments, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the reported market risks since the end of the most recent fiscal year.

                        CoreComm Limited and Subsidiaries


PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None

     (b)  Reports on Form 8-K.

          During the quarter ended March 31, 2001, the Company filed the following reports on Form 8-K:

          (i) Report dated March 2, 2001, reporting under Item 5, Other Events, that CoreComm Limited has identified additional cost saving opportunities.
          (ii) Report dated March 21, 2001, reporting under Item 5, Other Events, that CoreComm Limited announced that it is pursuing several financing opportunities.

          No financial statements were filed with these reports.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CORECOMM LIMITED



Date:    May 14, 2001                    By: /s/ Barclay Knapp
                                         -------------------------
                                         Barclay Knapp
                                         President, Chief Executive Officer and
                                         Chief Financial Officer



Date:    May 14, 2001                    By: /s/ Gregg N. Gorelick
                                         --------------------------
                                         Gregg N. Gorelick
                                         Vice President-Controller and Treasurer
                                         (Principal Accounting Officer)