Form 10-Q
period 2001-06-30
CORECOMM LTD /DE/
filed 2001-08-14
CIK 1121884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                000-31359
                   -------------------------------------------------------------


                                CORECOMM LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    23-3032245
-----------------------------------         -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


110 East 59th Street, New York, New York                        10022
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

The number of shares outstanding of the issuer's common stock as of June 30, 2001 was 98,370,746.

                        CoreComm Limited and Subsidiaries



                                      Index




PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 2001 and December 31, 2000 ..............................   2

         Condensed Consolidated Statements of Operations -
         Three and six months ended June 30, 2001 and 2000  ...............   3

         Condensed Consolidated Statement of Shareholders' Equity
         (Deficiency) - Six months ended June 30, 2001  ...................   4

         Condensed Consolidated Statements of Cash Flows -
         Six months ended June 30, 2001 and 2000  .........................   5

         Notes to Condensed Consolidated Financial Statements .............   6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ...............................  16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......  25


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information.................................................  27

Item 6.  Exhibits and Reports on Form 8-K .................................  27

SIGNATURES.................................................................  28
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CoreComm Limited and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                           June 30,           December 31,
                                                                                             2001                 2000
                                                                                        ------------------------------------
Assets                                                                                   (Unaudited)           (See Note)
Current assets:
   Cash and cash equivalents                                                            $  51,611,000         $  25,802,000
   Marketable securities                                                                           --             4,715,000
   Accounts  receivable-trade,  less allowance for doubtful accounts of
     $12,298,000 (2001) and $11,034,000 (2000)                                             32,761,000            34,344,000
   Due from NTL Incorporated                                                                       --            17,206,000
   Other                                                                                    5,154,000            10,289,000
                                                                                        ------------------------------------
Total current assets                                                                       89,526,000            92,356,000

Fixed assets, net                                                                         132,930,000           179,651,000
Goodwill, net of accumulated amortization of $96,387,000 (2001) and
  $42,028,000 (2000)                                                                      378,901,000           600,859,000
Intangible assets, net                                                                      5,873,000             6,092,000
Other, net of accumulated amortization of $2,376,000 (2001) and
  $1,480,000 (2000)                                                                        24,196,000            30,805,000
                                                                                        ------------------------------------
                                                                                        $ 631,426,000         $ 909,763,000
                                                                                        ====================================
Liabilities and shareholders' equity (deficiency)
Current liabilities:
  Accounts payable                                                                      $  38,863,000         $  73,133,000
  Accrued expenses                                                                         86,892,000            90,243,000
  Due to NTL Incorporated                                                                   1,752,000                    --
  Current portion of long-term debt, notes payable and capital lease obligations           37,162,000            22,921,000
  Deferred revenue                                                                         31,464,000            29,701,000
                                                                                        ------------------------------------
Total current liabilities                                                                 196,133,000           215,998,000

Long-term debt                                                                            409,548,000           358,624,000
Notes payable to related parties, less unamortized discount                                31,998,000            16,170,000
Capital lease obligations                                                                     453,000             2,693,000

Commitments and contingent liabilities

Shareholders' equity (deficiency):
  Series preferred stock - $.01 par value, authorized 5,000,000 shares:
     Series A, liquidation preference $53,257,000; issued and outstanding
       51,000 shares                                                                               --                    --
     Series B, liquidation preference $258,193,000; issued and outstanding
       250,000  shares                                                                          3,000                 3,000
     Series C,  none issued or outstanding                                                         --                    --
  Common stock - $.01 par value, authorized 200,000,000 shares; issued and
    outstanding 98,371,000 (2001) and 72,029,000 (2000) shares                                984,000               720,000
   Additional paid-in capital                                                             793,398,000           781,357,000
   Deferred non-cash compensation                                                         (15,170,000)          (21,638,000)
   (Deficit)                                                                             (775,347,000)         (433,590,000)
                                                                                        ------------------------------------
                                                                                            3,868,000           326,852,000
   Treasury stock at cost, 1,329,000 shares                                               (10,574,000)          (10,574,000)
                                                                                        ------------------------------------
                                                                                           (6,706,000)          316,278,000
                                                                                        ------------------------------------
                                                                                        $ 631,426,000         $ 909,763,000
                                                                                        ====================================

Note:  The balance sheet at December 31, 2000 has been derived from the audited balance sheet at that date.

See accompanying notes.

                                                              2

                                         CoreComm Limited and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                                    (Unaudited)


                                               Three Months Ended June 30,           Six Months Ended June 30,
                                                2001                2000              2001               2000
                                           ---------------------------------     ---------------------------------
Revenues                                   $  73,243,000      $  19,397,000      $ 146,180,000      $  38,356,000

Costs and expenses
Operating                                     57,662,000         27,854,000        121,182,000         51,700,000
Selling, general and administrative           23,369,000         27,988,000         54,968,000         48,921,000
Corporate                                      1,626,000          2,800,000          5,520,000          5,196,000
Non-cash compensation                          3,234,000         32,186,000          6,468,000         32,186,000
Reorganization charges                        33,366,000           (408,000)        33,485,000          1,018,000
Write-down of intangibles                             --                 --        167,599,000                 --
Depreciation                                  11,601,000          6,891,000         23,646,000         12,105,000
Amortization                                  23,097,000          3,165,000         54,608,000          6,335,000
                                           ---------------------------------     ---------------------------------
                                             153,955,000        100,476,000        467,476,000        157,461,000
                                           ---------------------------------     ---------------------------------
Operating (loss)                             (80,712,000)       (81,079,000)      (321,296,000)      (119,105,000)

Other income (expense)
Interest income and other, net                   680,000          1,681,000          1,456,000          3,850,000
Interest expense                             (12,231,000)        (3,725,000)       (22,069,000)        (7,534,000)
                                           ---------------------------------     ---------------------------------
(Loss) before income tax
   benefit (provision)                       (92,263,000)       (83,123,000)      (341,909,000)      (122,789,000)
Income tax benefit (provision)                   167,000            (67,000)           152,000           (272,000)
                                           ---------------------------------     ---------------------------------
Net (loss)                                 $ (92,096,000)     $ (83,190,000)     $(341,757,000)     $(123,061,000)
                                           =================================     =================================

Basic and diluted net (loss) per share     $       (1.04)     $       (2.08)     $       (4.28)     $       (3.12)
                                           =================================     =================================


See accompanying notes.

                                                         3

                                  CoreComm Limited and Subsidiaries

                Condensed Consolidated Statement of Shareholders' Equity (Deficiency)
                                             (Unaudited)



                                   Series A         Series B Preferred
                               Preferred Stock             Stock                 Common Stock
                              -------------------   --------------------   -------------------------
                               Shares     Par        Shares      Par          Shares        Par
                              --------- ---------   ---------- ---------   -----------   -----------

Balance, December 31, 2000     51,000    $    -       250,000    $3,000      72,029,000    $720,000
Exercise of stock options                                                         3,000           -
Common stock issued for
   dividend on preferred
   stock                                                                        542,000       6,000
Accreted dividends on
   preferred stock
Common stock issued for
   interest on senior
   unsecured notes                                                           25,423,000     254,000
Conversion of 6%
   convertible
   subordinated notes                                                           374,000       4,000
Warrants issued in
   connection with financing
Non-cash compensation
    expense
Net (loss) for the six
   months ended June 30,
   2001
                              ------------------------------------------------------------------------
Balance, June 30, 2001         51,000    $    -       250,000    $3,000      98,371,000    $984,000
                              ========================================================================

                               Additional        Deferred                               Treasury Stock
                                 Paid-In         Non-Cash                       ------------------------------
                                 Capital       Compensation       (Deficit)         Shares         Amount
                              --------------- ---------------- ----------------- ------------- ----------------
Balance, December 31, 2000      $781,357,000     $(21,638,000)   $(433,590,000)   (1,329,000)  $(10,574,000)
Exercise of stock options              4,000
Common stock issued for
   dividend on preferred
   stock                           1,869,000
Accreted dividends on
   preferred stock               (8,834,000)
Common stock issued for
   interest on senior
   unsecured notes                 3,305,000
Conversion of 6%
   convertible
   subordinated notes             10,246,000
Warrants issued in
   connection with financing       5,451,000
Non-cash compensation
    expense                                         6,468,000
Net (loss) for the six
   months ended June 30,
   2001                                                           (341,757,000)
                              -------------------------------------------------------------------------------
Balance, June 30, 2001          $793,398,000     $(15,170,000)   $(775,347,000)   (1,329,000)  $(10,574,000)
                              ===============================================================================


See accompanying notes.

                        CoreComm Limited and Subsidiaries


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                   Six Months Ended June 30,
                                                                    2001              2000
                                                               --------------------------------

Net cash (used in) operating activities                         $(52,362,000)     $(60,282,000)

Investing activities
Purchase of fixed assets                                          (6,204,000)      (35,681,000)
Increase in other assets                                                  --        (2,484,000)
Purchase of marketable securities                                         --       (32,018,000)
Proceeds from sales of marketable securities                       4,775,000        67,626,000
                                                               --------------------------------
Net cash (used in) investing activities                           (1,429,000)       (2,557,000)

Financing activities
Proceeds from borrowing, net of financing costs                   88,679,000         1,209,000
Proceeds from exercise of stock options and warrants                   4,000        12,320,000
Principal payments                                                (3,571,000)       (2,842,000)
Principal payments of capital lease obligations                   (5,512,000)       (8,505,000)
                                                               --------------------------------
Net cash provided by financing activities                         79,600,000         2,182,000
                                                               --------------------------------
Increase (decrease) in cash and cash equivalents                  25,809,000       (60,657,000)
Cash and cash equivalents at beginning of period                  25,802,000        86,685,000
                                                               --------------------------------
Cash and cash equivalents at end of period                      $ 51,611,000      $ 26,028,000
                                                                ===============================

Supplemental disclosure of cash flow information
 Cash paid for interest                                         $ 11,685,000      $  7,609,000
 Income taxes paid                                                        --           364,000

Supplemental schedule of non-cash investing activities
 Liabilities incurred to acquire fixed assets                   $  6,786,000      $ 20,457,000

Supplemental schedule of non-cash financing activities
 Common stock issued for dividend on preferred stock            $  1,875,000                $-
 Common stock issued for interest on senior unsecured notes        3,559,000                --
 Conversion of convertible notes                                  10,250,000                --
 Warrants issued in connection with financing                      5,451,000                --

See accompanying notes.

                        CoreComm Limited and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts have been reclassified to conform to the 2001 presentation.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its results of operations and financial position.

The following is the revenues from external customers for each of the Company's communication services:


                                      Three Months Ended June 30,      Six Months Ended June 30,
                                         2001           2000              2001           2000
                                       ------------------------        ------------------------
                                                            (in thousands)
Local Exchange Services                $ 23,712        $ 13,392        $ 47,422        $ 26,924
Toll-related Telephony Services          20,423           2,336          41,622           4,425
Internet, Data and Web-related
  Services                               22,927           3,132          45,361           6,189
Other (a)                                 6,181             537          11,775             818
                                       -------------------------       -------------------------
                                       $ 73,243        $ 19,397        $146,180        $ 38,356
                                       =========================       =========================

(a)      Other includes wireless, paging and information services.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)
Note 2.  Business

In April 2001, the Company completed a reevaluation of its business plan in light of current market conditions and has made significant modifications to its plans. The Company is devoting its resources to the more profitable areas of its business and is substantially reducing its operations and related costs in the other areas of its business. The Company expects a portion of its residential customer base to decline over time due to a combination of churn and a decline in new customer growth. In addition, the Company intends to sell its non-competitive local exchange carrier ("CLEC") assets and businesses, and has retained advisors for the purpose of conducting this sale.

The Company anticipates that it will have sufficient cash to execute its revised business plan into 2002, but will require additional financing in 2002 until it generates sufficient cash to fund its debt service. The Company's ability to raise additional capital in the future will be dependent on a number of factors, such as general economic and market conditions, which are beyond its control. If the Company is unable to obtain additional financing or to obtain it on favorable terms, it may be required to further reduce its operations, forego attractive business opportunities, or take other actions which could adversely affect its business, results of operations and financial condition. There can be no assurance that: (a) actual costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (c) the Company will be able to access such cash flow, (d) the Company will be able to sell non-CLEC assets and businesses,
(e) the Company will not be adversely affected by interest rate  fluctuations or
(f) the Company will be able to obtain additional financing in 2002. The Company continues to review its operations and may incur additional charges in the future related to further restructuring or downsizing of its operations.

Note 3.  Intangible Assets

Intangible assets consist of:

                                                                           June 30,        December 31,
                                                                             2001              2000
                                                                         -----------------------------
                                                                         (Unaudited)
LMDS license costs                                                        $4,230,000        $4,230,000
Workforce, net of accumulated amortization of $250,000 (2001)
  and $198,000 (2000)                                                             --            52,000
Customer lists, net of accumulated amortization of $697,000 (2001)
  and $530,000 (2000)
                                                                           1,643,000         1,810,000
                                                                          -----------------------------
                                                                          $5,873,000        $6,092,000
                                                                          =============================

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 3.  Intangible Assets (continued)

On September 29, 2000, the Company completed two significant acquisitions. The Company acquired Voyager.net, Inc. ("Voyager"), a large independent Internet communications company focused on the Midwestern United States, and ATX Telecommunications Services, Inc. ("ATX"), a CLEC providing integrated voice and high-speed data services, including long distance, local, wireless and network services through the use of telephone switching equipment and other physical facilities in the New York - Virginia corridor. These acquisitions have been accounted for as purchases, and, accordingly the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $615.9 million exceeded the estimated fair value of net assets acquired by $588.5 million, which was allocated to goodwill. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values at acquisition. There may be changes to the allocation of purchase price as valuations of assets and liabilities are completed.

The pro forma unaudited consolidated results of operations for the six months ended June 30, 2000 assuming consummation of the acquisitions as of January 1, 2000 are as follows:

   Total revenue                                               $151,982,000
   Net (loss)                                                  (190,015,000)
   Basic and diluted net (loss) per share                             (2.87)

At March 31, 2001, the Company reduced the carrying amount of certain intangible assets that became impaired as a result of the Company's decision in April 2001 to sell non-CLEC assets and businesses. Goodwill with a book value of $167,599,000 was written-off.

Note 4. Fixed Assets

Fixed assets consist of:

                                         June 30,             December 31,
                                           2001                  2000
                                      ------------------------------------
                                       (Unaudited)

Operating equipment                   $ 122,100,000         $ 124,335,000
Computer hardware and software           52,623,000            53,471,000
Other equipment                          14,666,000            21,192,000
Construction-in-progress                  4,414,000            22,097,000
                                      ------------------------------------
                                        193,803,000           221,095,000
Accumulated depreciation                (60,873,000)          (41,444,000)
                                      ------------------------------------
                                      $ 132,930,000         $ 179,651,000
                                      ====================================

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 5. Accrued Expenses

Accrued expenses consist of:
                                       June 30,         December 31,
                                         2001              2000
                                     -------------------------------
                                     (Unaudited)

Payroll and related                  $ 6,488,000        $ 5,032,000
Professional fees                      1,963,000          2,995,000
Taxes, including income taxes         12,555,000         14,829,000
Accrued equipment purchases              699,000         14,460,000
Toll and interconnect                 32,559,000         20,628,000
Interest                               5,043,000          4,495,000
Dividends                             10,364,000          3,405,000
Acquisition costs                      3,860,000         16,090,000
Reorganization costs                   8,805,000                 --
Other                                  4,556,000          8,309,000
                                     -------------------------------
                                     $86,892,000        $90,243,000
                                     ===============================


Note 6. Long-Term Debt

Long-term debt consists of:

                                                                             June 30,          December 31,
                                                                                2001               2000
                                                                           ---------------------------------
                                                                            (Unaudited)
6% Convertible Subordinated Notes                                          $164,750,000        $175,000,000
Senior secured credit facility, less unamortized
  discount of $11,034,000 (2001) and none (2000)                            145,066,000          91,100,000
Senior  unsecured  notes due 2003,  less  unamortized  discount  of
  $11,187,000 (2001) and $13,433,000 (2000)                                  94,742,000          95,236,000
10.75% unsecured convertible notes plus accrued interest                     10,233,000                  --
Equipment payable, less unamortized discount of $1,493,000                   15,673,000                  --
Working capital promissory note, interest at 8.5%                             1,366,000           1,496,000
Note payable for equipment, interest at 12.75%                                2,696,000           3,331,000
Other                                                                            94,000             160,000
                                                                           ---------------------------------
                                                                            434,620,000         366,323,000
Less current portion                                                         25,072,000           7,699,000
                                                                           ---------------------------------
                                                                           $409,548,000        $358,624,000
                                                                           =================================

                        CoreComm Limited and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)


Note 6. Long-Term Debt (continued)

In September 2000, subsidiaries of the Company entered into a senior secured credit facility with The Chase Manhattan Bank as lender, administrative agent and collateral agent. The senior secured credit facility provides for both a term loan facility and a revolving credit facility. In April 2001, the facility was amended and restated. The aggregate amount available was amended to $156.1 million of which the term loan facility is $106.1 million and the revolving credit facility is $50 million. In April 2001, the Company borrowed the remaining $55 million available under this facility. In addition, the interest rate was amended to, at the Company's option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. At June 30, 2001, the effective interest rate on the amounts outstanding was 9.29%.

America Online, Inc. ("AOL") is a lender in the amended credit facility. In connection with the financing in April 2001, the Company entered into a marketing agreement with AOL to market a joint CoreComm/AOL bundled package in the Company's market areas. The Company also committed to purchase $22.5 million in advertising from AOL of which $7.5 million was paid in April 2001 for advertising to be utilized in 2001. The remainder is for advertising to be utilized in 2002. In addition, in connection with the financing in April 2001, the Company issued warrants to purchase shares of the Company's common stock. The estimated value of the warrants plus the excess of the advertising commitment over its estimated fair value to the Company aggregating $12,454,000 was recorded as a debt discount in April 2001.

In April 2001, the Company issued to Booth American Company $10 million aggregate principal amount of 10.75% unsecured convertible notes. These notes will mature in April 2011. Interest on the notes is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. The interest is payable in kind by the issuance of additional unsecured convertible notes in such principal amount as shall equal the interest payment that is then due. These notes are convertible into common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. The additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of the Company's common stock for a specified period. These notes are redeemable, in whole or in part, at the Company's option, at any time on or after April 12, 2003, at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.

In April 2001, $10,250,000 aggregate principal amount of the 6% Convertible Subordinated Notes was converted into approximately 374,000 shares of the Company's common stock.

In May 2001, the Company entered into an agreement with one of its equipment vendors whereby $17,166,000 due to the vendor will be paid in three payments in January, May and August 2002. Based on the imputed interest rate of 9.11% per annum, a discount of $1,612,000 was recorded as a reduction to fixed assets in May 2001.

                        CoreComm Limited and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

Note 7. Related Party Transactions

Notes payable to related parties consists of:

                                                                            June 30,          December 31,
                                                                              2001               2000
                                                                           -------------------------------
                                                                           (Unaudited)
10.75% senior unsecured  convertible  notes,  plus accrued interest
   due 2010                                                                $17,036,000        $16,170,000
10.75% unsecured  convertible notes plus accrued interest due 2011,
   less unamortized discount of $387,000                                    14,962,000                 --
                                                                           -------------------------------
                                                                           $31,998,000        $16,170,000
                                                                           ===============================

Some of the officers and directors of the Company are also officers or directors of NTL Incorporated ("NTL"). In April 2001, the Company issued to NTL $15 million aggregate principal amount of 10.75% unsecured convertible notes. In addition, in April 2001, the Company issued warrants to NTL, and entered into a network and software agreement with NTL. The estimated value of the warrants of $397,000 was recorded as a debt discount in April 2001. Pursuant to the network and software agreement with NTL, the Company will provide U.S. network access for U.K. Internet traffic from NTL's U.K. customers for three years, as well as a royalty free license to use certain provisioning software and know-how.

The 10.75% unsecured convertible notes will mature in April 2011. Interest on the notes is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. The interest is payable in kind by the issuance of additional unsecured convertible notes in such principal amount as shall equal the interest payment that is then due. These notes are convertible into common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. The additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of the Company's common stock for a specified period. These notes are redeemable, in whole or in part, at the Company's option, at any time on or after April 12, 2003, at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.

NTL provides the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consist of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead which cannot be specifically allocated to NTL (which is agreed upon by the Board of Directors of NTL and the Company). Effective January 1, 2001, the percentage used to allocate corporate overhead was reduced. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the six months ended June 30, 2001 and 2000, NTL charged the Company $240,000 and $649,000, respectively, which is included in corporate expenses.

                        CoreComm Limited and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

Note 7. Related Party Transactions (continued)

The Company provides NTL with access to office space and equipment and the use of supplies. The Company charges NTL a percentage of the Company's office rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the six months ended June 30, 2001 and 2000, the Company charged NTL $107,000 and $123,000, respectively, which reduced corporate expenses.

A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. The Company charges an amount in excess of its costs to provide these services. General and administrative expenses were reduced by $799,000 and $468,000 for the six months ended June 30, 2001 and 2000, respectively, as a result of these charges.

In October 2000, the Company billed NTL $6,624,000 for the billing and software development services described above to be rendered from January to September 2001. In March 2000, the Company and NTL announced that they had entered into an agreement to link their networks in order to create an international Internet backbone. In November 2000, the Company billed NTL $9,128,000 primarily for usage of the network in 2001. In the six months ended June 30, 2001, $1,484,000 of the prepayments were recognized.


Note 8. Options, Warrants and Preferred Stock

In June 2001, the Board of Directors approved the repricing of certain stock options granted to employees. George Blumenthal, the Chairman of the Board, Barclay Knapp, the President, and the Board of Directors will not participate in the repricing. Options to purchase an aggregate of approximately 10.2 million shares of the Company's common stock with an average exercise price of $10.70 per share will be re-priced to $.25, $.75 or $1.25 per share, depending upon the original exercise price. In accordance with APB No. 25 and related interpretations, the Company is accounting for the re-priced options as a variable plan. The Company will recognize non-cash compensation expense for the difference between the quoted market price of the Company's common stock and the exercise price of the re-priced options while the options remain outstanding. The Board of Directors has taken this action to continue to provide the appropriate performance incentives to those affected.

In connection with the amendment and restatement of the senior secured credit facility in April 2001, the Company issued to lenders warrants to purchase approximately 10.6 million shares of its common stock at an exercise price of $.01 per share that expire in April 2011. If the Company reduces the aggregate commitments under the credit facility by $40 million on or prior to September 30, 2001, warrants issued to purchase approximately 4.2 million shares of common stock may be canceled. Warrants to purchase an aggregate of approximately 1.4 million shares of common stock issued in December 2000 and January 2001 were canceled upon the issuance of these new warrants.

                        CoreComm Limited and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

Note 8.  Options, Warrants and Preferred Stock (continued)

In addition, in connection with the issuance of 10.75% unsecured convertible notes in April 2001, the Company amended the conversion price of the Series A preferred stock issued in September 2000 to Booth American Company to $1.75 from $14.36.


Note 9.   Reorganization Charges

Reorganization charges of $33,485,000 in 2001 relate to the Company's announcements in May and July 2001 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. An aggregate of $21,748,000 of these costs are for equipment and other assets that will not require any future cash outlays. The employee severance and related costs in 2000 were for approximately 250 employees to be terminated, none of whom are still employed by the Company. These costs in 2001 are for approximately 630 employees to be terminated of which approximately 120 employees are still employed by the Company as of June 30, 2001.

The following table summarizes the reorganization charges incurred and utilized in 2000 and 2001:

                                    Employee                                            Fixed
                                   Severance         Lease                             Assets
                                  And Related         Exit           Agreement           And
                                     Costs           Costs         Terminations       Prepayments       Total
                                  -----------------------------------------------------------------------------
                                                                  (in thousands)
Charged to expense                $  2,089         $  1,917               $-               $-         $  4,006
Utilized                              (775)          (1,396)              --               --           (2,171)
                                  -----------------------------------------------------------------------------
Balance, December 31, 2000           1,314              521               --               --            1,835
Charged to expense                   2,645            6,142            2,928           21,748           33,463
Adjustments                           (811)             833               --               --               22
Utilized                            (2,270)            (497)          (2,000)         (21,748)         (26,515)
                                  -----------------------------------------------------------------------------
Balance, June 30, 2001            $    878         $  6,999         $    928               $-         $  8,805
                                  =============================================================================

Note 10. Non-Cash Compensation

In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2,747,000 shares of the Company's common stock to various employees at an exercise price of $14.55, which was less than the fair market value of the Company's common stock on the date of the grant. These options are included in the re-pricing of options to purchase an aggregate of approximately 10.2 million shares of the Company's common stock described in Note 8. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to June 30, 2001, $16.2 million of the deferred non-cash compensation was charged to expense, including $6.5 million in 2001. The Company will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $6.4 million in 2001, $7.5 million in 2002 and $1.2 million in 2003.

                        CoreComm Limited and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)

Note 11. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

                                                          Three Months Ended June 30,               Six Months Ended June 30,
                                                           2001                 2000                2001                2000
                                                       -----------------------------------------------------------------------------
Numerator:
Net loss                                               $(92,096,000)        $(83,190,000)       $(341,757,000)       $(123,061,000)
Preferred stock dividend                                 (4,417,000)                  --           (8,834,000)                  --
Preferred stock accretion to
   redemption value                                      (1,136,000)                  --           (2,253,000)                  --
                                                       -----------------------------------------------------------------------------
Net loss available to common
   shareholders                                        $(97,649,000)        $(83,190,000)       $(352,844,000)       $(123,061,000)
                                                       -----------------------------------------------------------------------------

Denominator for basic net loss per common share          93,613,000           40,047,000           82,485,000           39,501,000
Effect of dilutive securities                                    --                   --                   --                   --
                                                       -----------------------------------------------------------------------------
Denominator for diluted net loss per common
   share                                                 93,613,000           40,047,000           82,485,000           39,501,000
                                                       -----------------------------------------------------------------------------

Basic and diluted net loss per common share                  $(1.04)              $(2.08)             $(4.28)              $(3.12)
                                                       =============================================================================

The shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive. At June 30, 2001, the Company had 100.5 million shares issuable upon the exercise of stock options and warrants and the conversion of convertible securities.

Note 12. Commitments and Contingent Liabilities

As of June 30, 2001, the Company had purchase commitments of approximately $23,000,000 outstanding, which includes approximately $18,000,000 pursuant to a contract that ends in January 2009. The Company is in the process of canceling a significant portion of these commitments.

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

                        CoreComm Limited and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


                              RESULTS OF OPERATIONS

In July 2001, we finalized the streamlining of our operating structure to focus on our two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market and the second is bundled local telephony and Internet products efficiently sold, serviced and provisioned via Internet-centric interfaces to the residential market.

Over the last few months, we have engaged in significant efforts to reduce expenses in all areas of our business, while maintaining our revenue initiatives. These plans are being implemented through a variety of means, including facility consolidation, headcount reduction, efficiency improvements, vendor negotiations and network optimization.

We have also engaged in significant efforts to capitalize on more profitable UNE-P and Enhanced Extended Loop provisioning and pricing to reduce existing network costs and capital expenditures, and enhance gross margins going forward. In the last few months, a large portion of our business and residential local access lines have been converted to these more profitable services, resulting in improved operating results on a going forward basis.

In addition, we have consolidated the network operations of CoreComm and its recent acquisitions, ATX and Voyager. In conjunction with this integration, we have made significant progress in improving the operating efficiency of our networks, while also reducing network costs. The associated cost savings and product enhancements have come from increased overall efficiency, improved pricing terms, as well as the elimination of duplicative or unneeded network facilities.

As a result of the significant enhancements to our business plan, we had a 0.4% increase in revenues this quarter as compared to first quarter of 2001, and 16.5% and 23.6% reductions in operating, selling, general and administrative and corporate expenses this quarter as compared to first quarter of 2001 and fourth quarter of 2000, respectively. We expect these trends to continue throughout the remainder of 2001.

As a result of the completion of the acquisitions of Voyager and ATX in September 2000, we consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 2000 results.

Certain costs and expenses have been reclassified in the first quarter of 2001 to conform to the presentation in the current quarter.

                        CoreComm Limited and Subsidiaries


Three Months Ended June 30, 2001 and 2000
-----------------------------------------

The increase in revenues to $73,243,000 from $19,397,000 is due to acquisitions in 2000, which accounted for $54,815,000 of the increase. This increase is offset by a decline in the customer base associated with the USN assets. The revenues from the USN customer base peaked in the third quarter of 1999 after our acquisition in May 1999 and, as expected, declined thereafter.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs increased to $57,662,000 from $27,854,000 due to acquisitions in 2000, which amounted to $36,892,000 of the increase. This increase is offset by a decrease in costs as a result of the implementation of our modified business plan as described above.

Selling, general and administrative expenses decreased to $23,369,000 from $27,988,000 due to the significant cost savings from the implementation of our modified business plan as described above. This decrease was offset by an increase in costs due to acquisitions in 2000, which amounted to $15,997,000.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses decreased to $1,626,000 from $2,800,000 primarily as a result of the implementation of our modified business plan as described above.

In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, we recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million due to the issuance of options to employees at an exercise price of $14.55 which was less than the fair value of the Company's common stock on the date of the grant. From April 2000 to June 30, 2001, $16.2 million of the deferred non-cash compensation was charged to expense, including $3.2 million in the second quarter of 2001. We will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows:
$6.4 million in 2001, $7.5 million in 2002 and $1.2 million in 2003.

Reorganization charges of $33,366,000 in 2001 relate to the Company's announcements in May and July 2001 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. An aggregate of $21,748,000 of these costs are for equipment and other assets that will not require any future cash outlays. In 2000, $408,000 of the reorganization charges recorded in March 2000 were reversed. We continue to review our operations and may incur additional charges in the future related to further restructuring or downsizing of our operations.

Depreciation expense increased to $11,601,000 from $6,891,000 primarily as a result of an increase in fixed assets due to acquisitions in 2000.

Amortization expense increased to $23,097,000 from $3,165,000 due to the amortization of goodwill from the acquisitions in 2000.

                        CoreComm Limited and Subsidiaries

Interest income and other, net, decreased to $680,000 from $1,681,000 primarily due to the reduction of interest income resulting from lower cash balances in 2001.

Interest expense increased to $12,231,000 from $3,725,000 primarily due to increased borrowings to fund our acquisitions and operations.

The income tax benefit of $167,000 in 2001 is from state and local income tax refunds and the provision of $67,000 in 2000 is for state and local income tax.

Six Months Ended June 30, 2001 and 2000
---------------------------------------

The increase in revenues to $146,180,000 from $38,356,000 is due to acquisitions in 2000, which accounted for $109,585,000 of the increase. This increase is offset by a decline in the customer base associated with the USN assets. The revenues from the USN customer based peaked in the third quarter of 1999 after our acquisition in May 1999 and declined thereafter.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs increased to $121,182,000 from $51,700,000 due to acquisitions in 2000, which amounted to $75,049,000 of the increase. This increase is offset by a decrease in costs as a result of the implementation of our modified business plan as described above.

Selling, general and administrative expenses increased to $54,968,000 from $48,921,000 due to acquisitions in 2000, which amounted to $36,004,000 of the increase. This increase is offset by a decrease in costs as a result of the implementation of our modified business plan as described above.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $5,520,000 from $5,196,000 primarily due to financing related activities in the first quarter of 2001.

In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, we recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million due to the issuance of options to employees at an exercise price of $14.55 which was less than the fair value of the Company's common stock on the date of the grant. From April 2000 to June 30, 2001, $16.2 million of the deferred non-cash compensation was charged to expense, including $6.5 million in 2001. We will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $6.4 million in 2001, $7.5 million in 2002 and $1.2 million in 2003.

                        CoreComm Limited and Subsidiaries

Reorganization charges of $33,485,000 in 2001 relate to the Company's announcements in May and July 2001 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. The employee severance and related costs in 2000 were for approximately 250 employees to be terminated, none of whom are still employed by the Company. These costs in 2001 are for approximately 630 employees to be terminated of which approximately 120 employees are still employed by the Company as of June 30, 2001. An aggregate of $21,748,000 of these costs are for equipment and other assets that will not require any future cash outlays. We continue to review our operations and may incur additional charges in the future related to further restructuring or downsizing of our operations.

The following table summarizes the reorganization charges incurred and utilized in 2000 and 2001:

                                    Employee                                       Fixed
                                   Severance       Lease                          Assets
                                  And Related       Exit          Agreement         And
                                     Costs         Costs        Terminations     Prepayments       Total
                                   -----------------------------------------------------------------------
                                                               (in thousands)
Charged to expense                 $2,089          $1,917              $-              $-          $4,006
Utilized                             (775)         (1,396)             --              --          (2,171)
                                   -----------------------------------------------------------------------
Balance, December 31, 2000          1,314             521              --              --           1,835
Charged to expense                  2,645           6,142           2,928          21,748          33,463
Adjustments                          (811)            833              --              --              22
Utilized                           (2,270)           (497)         (2,000)        (21,748)        (26,515)
                                   -----------------------------------------------------------------------
Balance, June 30, 2001               $878          $6,999            $928              $-          $8,805
                                   =======================================================================

Reorganization   charges  of  $1,018,000  in  2000  relate  to  the  March  2000 announcement of a reorganization of certain of the Company's operations.

At March 31, 2001, we reduced the carrying amount of certain intangible assets that became impaired as a result of our decision in April 2001 to sell non-CLEC assets and businesses. Goodwill with a book value of $167,599,000 was written-off.

Depreciation expense increased to $23,646,000 from $12,105,000 primarily as a result of an increase in fixed assets due to acquisitions in 2000.

Amortization expense increased to $54,608,000 from $6,335,000 due to the amortization of goodwill from the acquisitions in 2000.

Interest income and other, net, decreased to $1,456,000 from $3,850,000 primarily due to the reduction of interest income resulting from lower cash balances in 2001.

Interest expense increased to $22,069,000 from $7,534,000 primarily due to increased borrowings to fund our acquisitions and operations.

The income tax benefit of $152,000 in 2001 is from state and local income tax refunds net of payments, and the provision of $272,000 in 2000 is for state and local income tax.

                        CoreComm Limited and Subsidiaries

In June 2001, the Board of Directors approved the repricing of certain stock options granted to employees. George Blumenthal, the Chairman of the Board, Barclay Knapp, the President, and the Board of Directors will not participate in the repricing. Options to purchase an aggregate of approximately 10.2 million shares of the Company's common stock with an average exercise price of $10.70 per share will be re-priced to $.25, $.75 or $1.25 per share, depending upon the original exercise price. In accordance with APB No. 25 and related interpretations, the Company is accounting for the re-priced options as a variable plan. The Company will recognize non-cash compensation expense for the difference between the quoted market price of the Company's common stock and the exercise price of the re-priced options while the options remain outstanding. The Board of Directors has taken this action to continue to provide the appropriate performance incentives to those affected.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its results of operations and financial position.

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

We will require significantly less cash to fund the construction of our facilities-based network and to develop and expand our businesses going forward than we projected in the past. We estimate that our cash requirements from July 1, 2001 through December 31, 2001 for operations, capital expenditures, capital lease payments and debt service will aggregate approximately $40 million. We intend to use cash and securities on hand of $51.6 million at June 30, 2001 and the net proceeds from the sale of non-CLEC assets and businesses (75% or more of which may be required to be used to repay indebtedness) to meet these requirements.

                        CoreComm Limited and Subsidiaries

We anticipate that we will have sufficient cash to execute our revised business plan into 2002, but we will require additional financing in 2002 until we generate sufficient cash to fund our debt service. Our ability to raise additional capital in the future will be dependent on a number of factors, such as general economic and market conditions, which are beyond our control. If we are unable to obtain additional financing or to obtain it on favorable terms, we may be required to further reduce our operations, forego attractive business opportunities, or take other actions which could adversely affect our business, results of operations and financial condition. There can be no assurance that:
(a) actual costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required,
(b) we and our subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (c) we will be able to access such cash flow, (d) we will be able to sell non-CLEC assets and businesses, (e) we will not be adversely affected by interest rate fluctuations or (f) we will be able to obtain additional financing in 2002.

In July 2001, we announced that we received a Nasdaq Staff Determination indicating that we failed to comply with the minimum bid price requirement for continued listing, and are subject to delisting from the Nasdaq National Market. A hearing before the Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination has been scheduled for September 6, 2001. Pending such hearing, our common stock will continue to trade on the Nasdaq National Market. There can be no assurance that we will prevail at the hearing, and that our common stock will not be delisted from the Nasdaq National Market. If our common stock were delisted, we believe that such delisting would have an adverse affect on the trading prices of our common stock and would, in all likelihood, adversely affect the liquidity of the shares of common stock held by our stockholders. In addition, such delisting may cause future financing to be more difficult, more expensive or both.

In April 2001, we entered into a $156.1 million Amended and Restated Agreement Credit Agreement with The Chase Manhattan Bank ("Chase") that amends and restates the term loan facility and revolving credit facility that closed in September 2000. As of August 10, 2001, there was $106.1 million outstanding under the term loan facility and $50.0 million outstanding under the revolving credit facility. The term loan facility will amortize in quarterly installments of principal commencing on December 31, 2003 with a final maturity in September 22, 2008. The revolving credit facility shall be automatically and permanently reduced in increasing quarterly installments of principal commencing on December 31, 2003 with a termination date on September 22, 2008. In the event our 6% Convertible Subordinated Notes have not been converted or refinanced on or prior to April 1, 2006, then the facilities become payable in full on April 1, 2006. The interest rate on both the term loan facility and the revolving credit facility is, at our option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. The applicable margin for the facilities will be subject to reductions based on the ratio of our consolidated total debt to annualized EBITDA. At June 30, 2001, the effective interest rate on the amounts outstanding was 9.29%. Interest is payable at least quarterly. The commitment fee on the unused portion of the commitments is 1.25% per annum payable quarterly, subject to reduction to 1% per annum based upon the amount borrowed under the facilities.

                        CoreComm Limited and Subsidiaries

In April 2001, we issued to Booth American Company and NTL Incorporated ("NTL") $10 million and $15 million, respectively, aggregate principal amount of unsecured convertible notes. These notes will mature in April 2011. Interest on the notes is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. The interest is payable in kind by the issuance of additional unsecured convertible notes in such principal amount as shall equal the interest payment that is then due. These notes are convertible into common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. The additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of our common stock for a specified period. These notes are redeemable, in whole or in part, at our option, at any time in April 2003, at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.

In May 2001, we entered into an agreement with one of our equipment vendors whereby $17,166,000 of accounts payable will be paid in three payments in January, May and August 2002. Based on the imputed interest rate of 9.11% per annum, a discount of $1,612,000 was recorded in May 2001.

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

Certain of our subsidiaries have various notes payable and capital leases outstanding. The approximate amounts due for these notes and leases are as follows: $14.6 million from July 1, 2001 to December 31, 2001, $3.8 million in 2002 and $268,000 in 2003.

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

                        CoreComm Limited and Subsidiaries


In September 2000, we issued 50,000 shares of Series A preferred stock in exchange for cash of $50 million. The Series A preferred stock pays cumulative dividends at 8.5% per annum of the liquidation value of $1,000 per share, payable quarterly in arrears which commenced on December 31, 2000. At our option, we may pay dividends either in cash, shares of our common stock or additional shares of Series A preferred stock. The 50,000 shares of Series A preferred stock originally issued are convertible at any time at the option of the holder into shares of common stock at the stated liquidation value of $1,000 divided by the conversion price of $1.75 (as amended from $14.36 in April 2001). Any additional shares of Series A preferred stock issued will have an initial conversion price equal to 120% of the volume weighted average sale price of our common stock for a specified period. On September 29, 2010, we will be required to redeem any shares of Series A preferred stock outstanding for $1,000 per share plus accrued and unpaid dividends. At our discretion, we may pay the redemption price either in cash or in shares of our common stock. We may redeem the Series A preferred stock at a redemption price of $1,000 per share, together with accrued and unpaid dividends, payable either, at our option in cash or in shares of common stock, or a combination of both, beginning on September 29, 2002 if the 25-day volume weighted average sale price of our common stock exceeds certain targets. In addition, the Series A preferred stock may be redeemed by us at any time following September 29, 2005 at a redemption price of $1,010 per share, together with accrued and unpaid dividends, payable either in cash or in shares of our common stock, or a combination of both.

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

                        CoreComm Limited and Subsidiaries

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

Consolidated Statement of Cash Flows
------------------------------------

For the six months ended June 30, 2001, cash used in operating activities decreased to $52,362,000 from $60,282,000 in the six months ended June 30, 2000 due to significant efforts to reduce expenses and slower payments of accounts payable and accrued expenses in order to conserve cash.

For the six months ended June 30, 2001, cash used to purchase fixed assets decreased to $6,204,000 from $35,681,000 in the six months ended June 30, 2000 which reflects the modifications to our business plan and the effort to conserve cash.

Proceeds from borrowings, net of financing costs, of $88,679,000 was from the borrowings under the Chase facility in January and April 2001 and the issuance of the 10.75% senior unsecured convertible notes in April 2001.

                        CoreComm Limited and Subsidiaries

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, industry trends, technological developments, the Company's ability to continue to design and deploy efficient network routes, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment, interest rate fluctuations and availability, terms and deployment of capital. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

                        CoreComm Limited and Subsidiaries

Item 3.  Quantitative and Qualitative DisclosureS About Market Risk.

The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

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

                                                  CoreComm Limited and Subsidiaries


                                                      Interest Rate Sensitivity
                                                         As of June 30, 2001
                                                Principal Amount by Expected Maturity
                                                        Average Interest Rate



                         For the
                           Six
                          Months
                          Ending                                For the Years Ending December 31,                            Fair
                        December 31,  -------------------------------------------------------------------------              Value
                           2001         2002        2003         2004          2005        2006      Thereafter     Total   6/30/01
                       -------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
Long-term debt,
  including current
  portion

Fixed rate                $4,156      $19,906     $103,189       $    -      $     -    $      -     $207,368     $334,619  $169,529
Average interest rate      11.19%        8.75%        6.47%                                              6.98%

Variable rate             $    -      $15,000       $1,950       $9,750      $25,350    $119,050     $      -     $171,100  $171,100
Average interest rate                             libor +       libor +      libor +     libor +      libor +
                                                  4.5% or       4.5% or      4.5% or     4.5% or      4.5% or
                                                  base rate     base rate    base rate   base rate    base rate
                                                  + 3.5%        + 3.5%       + 3.5%      + 3.5%       + 3.5%

                        CoreComm Limited and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

In July 2001, the Company announced that it received a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum bid price requirement for continued listing, and is subject to delisting from the Nasdaq National Market. A hearing before the Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination has been scheduled for September 6, 2001. Pending such hearing, the Company's common stock will continue to trade on the Nasdaq National Market. There can be no assurance that the Company will prevail at the hearing, and that its common stock will not be delisted from the Nasdaq National Market. If the Company's common stock were delisted, the Company believes that such delisting would have an adverse affect on the trading prices of its common stock and would, in all likelihood, adversely affect the liquidity of the shares of common stock held by the Company's stockholders. In addition, such delisting may cause future financing to be more difficult, more expensive or both.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                None

        (b)     Reports on Form 8-K.

                During the quarter ended June 30, 2001, the Company filed the following reports on Form 8-K:
                (i) Report dated April 2, 2001, reporting under Item 5, Other Events, CoreComm Limited issued a press release announcing that it was delaying filing of its Form 10-K for the year ended December 31, 2000.
                (ii) Report dated April 13, 2001, reporting under Item 5, Other Events, CoreComm Limited issued a press release announcing that it completed financing arrangements in the amount of $80 million.
                (iii) Report dated May 16, 2001,  reporting  under Item 5, Other
                      Events, that CoreComm Limited announced its operating results for the three months ended March 31, 2001.

                No financial statements were filed with these reports.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CORECOMM LIMITED



Date:    August 10, 2001                 By: /s/ Barclay Knapp
                                         -------------------------
                                         Barclay Knapp
                                         President, Chief Executive Officer and
                                         Chief Financial Officer



Date:    August 10, 2001                 By: /s/ Gregg N. Gorelick
                                         --------------------------
                                         Gregg N. Gorelick
                                         Vice President-Controller and Treasurer
                                         (Principal Accounting Officer)