Form 10-Q
period 2001-09-30
CORECOMM LTD /DE/
filed 2001-11-14
CIK 1121884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.               000-31359
                    ------------------------------------------------------------


                                CORECOMM LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     23-3032245
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


110 East 59th Street, New York, New York                   10022
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

                      Yes X                  No
                         ---                    ----

The number of shares outstanding of the issuer's common stock as of September 30, 2001 was 98,370,746.

                        CoreComm Limited and Subsidiaries



                                      Index




PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 2001 and December 31, 2000 ..........................   2

         Condensed Consolidated Statements of Operations -
         Three and nine months ended September 30, 2001 and 2000  ..........   3

         Condensed Consolidated Statement of Shareholders' Equity
         (Deficiency) - Nine months ended September 30, 2001  ..............   4

         Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 2001 and 2000  ....................   5

         Notes to Condensed Consolidated Financial Statements ..............   6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ................................  17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........  27


PART II. OTHER INFORMATION
--------------------------

Item 3.  Defaults Upon Senior Securities....................................  29

Item 4.  Submission of Matters to a Vote of Security Holders................  29

Item 5.  Other Information..................................................  29

Item 6.  Exhibits and Reports on Form 8-K ..................................  30

SIGNATURES .................................................................  31
----------

                        CoreComm Limited and Subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             CoreComm Limited and Subsidiaries
                                           Condensed Consolidated Balance Sheets
                                                                                        September 30,        December 31,
                                                                                             2001                2000
                                                                                     -------------------------------------
Assets                                                                                  (Unaudited)         (See Note)
Current assets:
   Cash and cash equivalents                                                              $46,953,000       $  25,802,000
   Marketable securities                                                                            -           4,715,000
   Accounts receivable-trade, less allowance for doubtful accounts of
     $9,251,000  (2001) and $11,034,000 (2000)                                             36,337,000          34,344,000
   Due from NTL Incorporated                                                                        -          17,206,000
   Other                                                                                    4,748,000          10,289,000
                                                                                     -------------------------------------
Total current assets                                                                       88,038,000          92,356,000

Fixed assets, net of accumulated depreciation of $71,051,000 (2001)
  and $41,444,000 (2000)                                                                  120,532,000         179,651,000
Goodwill, net of accumulated amortization of $98,333,000 (2001)
  and $42,028,000 (2000)                                                                  355,448,000         600,859,000
Intangible assets, net                                                                      5,790,000           6,092,000
Other, net of accumulated amortization of $2,836,000 (2001)
  and $1,480,000 (2000)                                                                    22,700,000          30,805,000
                                                                                     -------------------------------------
                                                                                         $592,508,000        $909,763,000
                                                                                     =====================================
Liabilities and shareholders' equity (deficiency)
Current liabilities:
  Accounts payable                                                                       $ 44,785,000       $  73,133,000
  Accrued expenses                                                                         96,254,000          90,243,000
  Due to NTL Incorporated                                                                     287,000                   -
  Current portion of long-term debt, notes payable and capital lease obligations           43,511,000          22,921,000
  Deferred revenue                                                                         29,896,000          29,701,000
                                                                                     -------------------------------------
Total current liabilities                                                                 214,733,000         215,998,000

Long-term debt                                                                            404,486,000         358,624,000
Notes payable to related parties, less unamortized discount                                32,869,000          16,170,000
Capital lease obligations                                                                     324,000           2,693,000

Commitments and contingent liabilities

Shareholders' equity (deficiency):
  Series preferred stock - $.01 par value, authorized 5,000,000 shares:
     Series A, liquidation preference $54,413,000; issued and outstanding
       51,000 shares                                                                                -                   -
     Series B, liquidation preference $261,524,000; issued and outstanding
       250,000  shares                                                                          3,000               3,000
     Series C,  none issued or outstanding                                                          -                   -
  Common stock - $.01 par value, authorized 600,000,000 shares; issued and
    outstanding 98,371,000 (2001) and 72,029,000 (2000) shares                                984,000             720,000
   Additional paid-in capital                                                             788,911,000         781,357,000
   Deferred non-cash compensation                                                         (11,936,000)        (21,638,000)
   (Deficit)                                                                             (827,292,000)       (433,590,000)
                                                                                     -------------------------------------
                                                                                          (49,330,000)        326,852,000
   Treasury stock at cost, 1,329,000 shares                                               (10,574,000)        (10,574,000)
                                                                                     -------------------------------------
                                                                                          (59,904,000)        316,278,000
                                                                                     -------------------------------------
                                                                                         $592,508,000        $909,763,000
                                                                                     =====================================
Note:  The balance sheet at December 31, 2000 has been derived from the audited balance sheet at that date.
See accompanying notes.

                                                             2

                                                 CoreComm Limited and Subsidiaries

                                         Condensed Consolidated Statements of Operations
                                                           (Unaudited)


                                                   Three Months Ended September 30,            Nine Months Ended September 30,
                                                        2001               2000                    2001              2000
                                              -----------------------------------------    --------------------------------------
Revenues                                          $  74,307,000         $  18,263,000         $  220,487,000      $  56,619,000

Costs and expenses
Operating                                            54,760,000            25,746,000            175,942,000         77,446,000
Selling, general and administrative                  20,879,000            23,123,000             75,847,000         72,044,000
Corporate                                             1,194,000             3,363,000              6,714,000          8,559,000
Non-cash compensation                                 3,234,000             3,234,000              9,702,000         35,420,000
Reorganization charges                                3,910,000              (243,000)            37,395,000            775,000
Write-down of intangibles                                    -                      -            167,599,000                 -
Depreciation                                         11,006,000             7,389,000             34,652,000         19,494,000
Amortization                                         20,784,000             3,477,000             75,392,000          9,812,000
                                              -----------------------------------------    --------------------------------------
                                                    115,767,000            66,089,000            583,243,000        223,550,000
                                              -----------------------------------------    --------------------------------------
Operating (loss)                                    (41,460,000)          (47,826,000)          (362,756,000)      (166,931,000)

Other income (expense)
Interest income and other, net                          570,000             1,626,000              2,026,000          5,476,000
Interest expense                                    (13,353,000)           (3,900,000)           (35,422,000)       (11,434,000)
                                              -----------------------------------------    --------------------------------------
(Loss) before income taxes
   and extraordinary item                           (54,243,000)          (50,100,000)          (396,152,000)      (172,889,000)
Income tax benefit (provision)                           82,000               (49,000)               234,000           (321,000)
                                              -----------------------------------------    --------------------------------------
(Loss) before extraordinary item                    (54,161,000)          (50,149,000)          (395,918,000)      (173,210,000)
Gain from early extinguishment of debt                2,216,000                     -              2,216,000                  -
                                              -----------------------------------------    --------------------------------------
Net (loss)                                         $(51,945,000)         $(50,149,000)         $(393,702,000)     $(173,210,000)
                                              =========================================    ======================================

Basic and diluted net (loss) per common share:
(Loss) before extraordinary item                         $(0.59)               $(1.24)                $(4.70)            $(4.35)
Extraordinary item                                         0.02                     -                   0.03                  -
                                              -----------------------------------------    --------------------------------------
Net (loss) per common share                              $(0.57)               $(1.24)                $(4.67)            $(4.35)
                                              =========================================    ======================================

See accompanying notes.

                                                               3

                                       CoreComm Limited and Subsidiaries

                     Condensed Consolidated Statement of Shareholders' Equity (Deficiency)
                                                  (Unaudited)


                                   Series A         Series B Preferred
                               Preferred Stock             Stock                 Common Stock
                              -------------------   --------------------   -------------------------
                               Shares      Par       Shares      Par          Shares        Par
                              ---------- --------   ---------- ---------   ----------    -----------
Balance, December 31, 2000     51,000     $   -      250,000    $3,000       72,029,000    $720,000
Exercise of stock options                                                         3,000           -
Common stock issued for
   dividend on preferred
   stock                                                                        542,000       6,000
Accreted dividends on
   preferred stock
Common stock issued for
   interest on senior
   unsecured notes                                                           25,423,000     254,000
Conversion of 6%
   convertible subordinated
   notes                                                                        374,000       4,000
Warrants issued in
   connection with financing
Non-cash compensation
   expense
Net (loss) for the nine
   months ended
   September 30, 2001
                               ------     -----      -------    ------       ----------    --------
Balance, September 30, 2001    51,000     $   -      250,000    $3,000       98,371,000    $984,000
                               ======     =====      =======    ======       ==========    ========

                                   Additional       Deferred                             Treasury Stock
                                     Paid-In        Non-Cash                        -------------------------
                                     Capital      Compensation       (Deficit)        Shares        Amount
                                  ------------    ------------     -------------    ----------   ------------
Balance, December 31, 2000        $781,357,000    $(21,638,000)    $(433,590,000)   (1,329,000)   $(10,574,000)
Exercise of stock options                4,000
Common stock issued for
   dividend on preferred
   stock                             1,869,000
Accreted dividends on
   preferred stock                 (13,321,000)
Common stock issued for
   interest on senior
   unsecured notes                   3,305,000
Conversion of 6%
   convertible subordinated
   notes                            10,246,000
Warrants issued in
   connection with financing         5,451,000
Non-cash compensation
    expense                                          9,702,000
Net (loss) for the nine
   months ended
   September 30, 2001                                               (393,702,000)
                                  ------------    ------------     -------------    ----------   ------------
Balance, September 30, 2001       $788,911,000    $(11,936,000)    $(827,292,000)   (1,329,000)  $(10,574,000)
                                  ============    ============     =============    ==========   ============


See accompanying notes.

                                                       4

                                       CoreComm Limited and Subsidiaries

                                Condensed Consolidated Statements of Cash Flows
                                                  (Unaudited)


                                                                            Nine Months Ended September 30,
                                                                              2001                   2000
                                                                      ------------------------------------------

Net cash (used in) operating activities                                   $(58,212,000)         $(112,320,000)

Investing activities
Purchase of fixed assets                                                    (4,384,000)           (43,573,000)
Acquisitions, net of cash acquired                                                   -            (92,320,000)
Purchase of marketable securities                                                    -            (36,021,000)
Proceeds from sales of marketable securities                                 4,775,000            114,870,000
                                                                      ------------------------------------------
Net cash provided by (used in) investing activities                            391,000            (57,044,000)

Financing activities
Proceeds from borrowing, net of financing costs                             88,679,000             71,161,000
Proceeds from issuance of preferred stock                                            -             50,000,000
Proceeds from exercise of stock options and warrants                             4,000             12,462,000
Principal payments                                                          (3,991,000)            (4,217,000)
Principal payments of capital lease obligations                             (5,720,000)           (11,766,000)
                                                                      ------------------------------------------
Net cash provided by financing activities                                   78,972,000            117,640,000
                                                                      ------------------------------------------
Increase (decrease) in cash and cash equivalents                            21,151,000            (51,724,000)
Cash and cash equivalents at beginning of period                            25,802,000             86,685,000
                                                                      ------------------------------------------
Cash and cash equivalents at end of period                                 $46,953,000            $34,961,000
                                                                      ==========================================

Supplemental disclosure of cash flow information
 Cash paid for interest                                                    $15,465,000            $13,752,000
 Income taxes paid                                                                   -                364,000

Supplemental schedule of non-cash investing activities
 Liabilities incurred to acquire fixed assets                               $6,450,000            $37,529,000
 Common stock, preferred stock and warrants issued for  acquisitions                 -            400,665,000
 Notes issued for acquisitions                                                       -             94,015,000

Supplemental schedule of non-cash financing activities
 Common stock issued for dividend on preferred stock                        $1,875,000                     $-
 Common stock issued for interest on senior unsecured notes                  3,559,000                      -
 Conversion of convertible notes                                            10,250,000                      -
 Warrants issued in connection with financing                                5,451,000                      -


See accompanying notes.

                                                       5

                        CoreComm Limited and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts have been reclassified to conform to the 2001 presentation.

Note 2.   Business

In April 2001, the Company completed a reevaluation of its business plan in light of current market conditions and has made significant modifications to its plans. The Company is devoting its resources to the more profitable areas of its business and is substantially reducing its operations and related costs in the other areas of its business. The Company is currently engaged in a process to potentially sell its non-competitive local exchange carrier ("CLEC") assets and businesses, and has retained advisors for the purpose of conducting this sale.

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

On October 31, 2001, the Company announced its program to recapitalize a significant portion of its debt, and, as part of this process, recently signed agreements for transactions that would allow the Company to retire approximately $146 million of its $164.75 million outstanding 6% Convertible Subordinated Notes. The recapitalization plan is an alternative to additional financing. Depending upon the success of the recapitalization plan, additional financing may be unnecessary in 2002 and for the foreseeable future. There can be no assurance that: (a) actual costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (c) the Company will be able to access such cash flow, (d) the Company will be able to sell non-CLEC assets and businesses,
(e) the Company will not be adversely  affected by interest  rate  fluctuations,
(f) the Company will be able to recapitalize a significant portion of its debt, or (g) the Company will be able to obtain additional financing in 2002. The Company continues to review its operations and may incur additional charges in the future related to its operations.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 3.   Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 as of January 1, 2002. It is likely that the Company will write-down a significant portion of its goodwill upon the adoption of SFAS No. 142, although the Company has not completed its analysis. As of September 30, 2001, the carrying value of goodwill is $355.4 million, and the annual amortization expense is $87.7 million. In addition, the Company is reviewing the carrying value of its long-lived assets for impairment in accordance with SFAS No. 121, although it is not currently possible to predict the outcome of this review.

Note 4.   Revenues

The following is the revenues from external customers for each of the Company's communication services:

                                        Three Months Ended September 30,            Nine Months Ended September 30,
                                           2001                  2000                   2001                2000
                                   ---------------------------------------     --------------------------------------
                                                                     (in thousands)
Local Exchange Services                   $23,604              $12,134                 $71,026            $39,058
Toll-related Telephony Services            19,254                2,494                  60,876              6,919
Internet, Data and Web-related
  Services                                 23,879                3,135                  69,240              9,324
Other (a)                                   7,570                  500                  19,345              1,318
                                   ---------------------------------------     --------------------------------------
                                          $74,307              $18,263                $220,487            $56,619
                                   =======================================     ======================================

(a)      Other includes wireless, paging and information services.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 5.   Intangible Assets

Intangible assets consist of:

                                                                                September 30,        December 31,
                                                                                    2001                 2000
                                                                             ------------------------------------
                                                                                (Unaudited)
LMDS license costs                                                               $4,230,000           $4,230,000
Workforce, net of accumulated amortization of $250,000 (2001)
  and $198,000 (2000)                                                                     -               52,000
Customer lists, net of accumulated amortization of $780,000 (2001)
  and $530,000 (2000)                                                             1,560,000            1,810,000
                                                                             ------------------------------------
                                                                                 $5,790,000           $6,092,000
                                                                             ====================================

On September 29, 2000, the Company completed two significant acquisitions. The Company acquired Voyager.net, Inc. ("Voyager"), a large independent Internet communications company focused on the Midwestern United States, and ATX Telecommunications Services, Inc. ("ATX"), a CLEC providing integrated voice and high-speed data services, including long distance, local, wireless and network services through the use of telephone switching equipment and other physical facilities in the New York - Virginia corridor. These acquisitions were accounted for as purchases, and, accordingly the net assets and results of operations of the acquired businesses were included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $615.9 million exceeded the estimated fair value of net assets acquired by $585.9 million, which was allocated to goodwill.

The pro forma unaudited consolidated results of operations for the nine months ended September 30, 2000 assuming consummation of the acquisitions as of January 1, 2000 are as follows:

  Total revenue                                               $222,943,000
  Net (loss)                                                  (263,245,000)
  Basic and diluted net (loss) per share                             (3.98)

At March 31, 2001, the Company reduced the carrying amount of goodwill related to the Voyager and MegsINet acquisitions by $167,599,000. In connection with the reevaluation of its business plan and the decision to sell its non-CLEC assets and businesses, the Company was required to report all long-lived assets and identifiable intangibles to be disposed of at the lower of carrying amount or estimated fair value less cost to sell. The carrying amount of goodwill related to these acquisitions is eliminated before reducing the carrying amounts of the other assets. The estimated fair value of these businesses was determined based on information provided by the investment bank retained for the purpose of conducting this sale.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)


Note 6.   Fixed Assets

Fixed assets consist of:

                                                          September 30,          December 31,
                                                               2001                    2000
                                                     ---------------------------------------------
                                                           (Unaudited)

  Operating equipment                                      $122,526,000            $124,335,000
  Computer hardware and software                             52,949,000              53,471,000
  Other equipment                                            13,907,000              21,192,000
  Construction-in-progress                                    2,201,000              22,097,000
                                                     ---------------------------------------------
                                                            191,583,000             221,095,000
  Accumulated depreciation                                  (71,051,000)            (41,444,000)
                                                     ---------------------------------------------
                                                           $120,532,000            $179,651,000
                                                     =============================================

Note 7.   Accrued Expenses

Accrued expenses consist of:

                                                           September 30,          December 31,
                                                                2001                    2000
                                                      ---------------------------------------------
                                                            (Unaudited)

  Payroll and related                                         $7,156,000            $  5,032,000
  Professional fees                                            1,013,000               2,995,000
  Taxes, including income taxes                               12,878,000              14,829,000
  Accrued equipment purchases                                    180,000              14,460,000
  Toll and interconnect                                       37,982,000              20,628,000
  Interest                                                     9,049,000               4,495,000
  Dividends                                                   14,850,000               3,405,000
  Acquisition costs                                            1,360,000              16,090,000
  Reorganization costs                                         8,183,000                       -
  Other                                                        3,603,000               8,309,000
                                                      ---------------------------------------------
                                                             $96,254,000             $90,243,000
                                                      =============================================

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 8.   Long-Term Debt

Long-term debt consists of:

                                                                           September 30,            December 31,
                                                                                2001                     2000
                                                                       --------------------------------------------
                                                                            (Unaudited)
  6% Convertible Subordinated Notes                                           $164,750,000           $175,000,000
  Senior secured credit facility, less  unamortized
    discount of $9,164,000 (2001) and none (2000)                              146,936,000             91,100,000
  Senior unsecured notes due 2003, less unamortized discount of
    $10,003,000 (2001) and $13,433,000 (2000)                                   95,676,000             95,236,000
  10.75% unsecured convertible notes plus accrued interest                      10,502,000                      -
  Equipment payable, less unamortized discount of  $1,134,000                   16,032,000                      -
  Working capital promissory note, interest at 8.5%                              1,225,000              1,496,000
  Note payable for equipment, interest at 12.75%                                   800,000              3,331,000
  Other                                                                             66,000                160,000
                                                                       --------------------------------------------
                                                                               435,987,000            366,323,000
  Less current portion                                                          31,501,000              7,699,000
                                                                       --------------------------------------------
                                                                              $404,486,000           $358,624,000
                                                                       ============================================

In September 2000, subsidiaries of the Company entered into a senior secured credit facility with The Chase Manhattan Bank as lender, administrative agent and collateral agent. The senior secured credit facility provides for both a term loan facility and a revolving credit facility. In April 2001, the facility was amended and restated. The aggregate amount available was amended to $156.1 million of which the term loan facility is $106.1 million and the revolving credit facility is $50 million. In addition, the interest rate was amended to, at the Company's option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. At September 30, 2001, the effective interest rate on the amounts outstanding was 8.29%. Beginning October 12, 2001 and ending April 12, 2002, the interest rate is 6.86%.

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

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 8.   Long-Term Debt (continued)

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

In September 2001, the Company and the holder of the $3,016,000 principal amount 12.75% note payable for equipment agreed to a modification of the note such that the principal amount was reduced to $800,000 which was paid on October 1, 2001. The Company recorded an extraordinary gain on the early extinguishment of debt of $2,216,000 for the difference between the $3,016,000 obligation and the $800,000 liability.

In October 2001, the Company announced that it had signed binding agreements for transactions that would allow the Company to retire approximately $146 million principal amount of the 6% Convertible Subordinated Notes. Under the terms of the agreements, if the Company determines to close the transactions, in exchange for retiring their Notes, the Company will pay each holder that has signed the agreement: (1) a cash payment equal to the October 1, 2001 interest payment due to such holder, and (2) shares of common stock of the Company, which will equal in the aggregate 5% of the outstanding equity of the recapitalized Company on the basis of 100% of the current outstanding principal amount of the Notes being exchanged. The agreements terminate on December 15, 2001 if the Company has not determined to close the transactions by that time. If the agreements terminate, each holder that has signed the agreement will receive 50% of the October 1, 2001 interest payment due to such holder. The agreements include a waiver of interest currently due under the Notes, as well as an agreement not to take any action with respect to the Notes at least through December 15, 2001. The Company announced that these agreements are part of a larger program to recapitalize a significant portion of its other debt. The Company's decision whether to close the transactions on the Notes will be based, in part, on agreements reached with respect to the Company's other debt.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)


Note 9.   Related Party Transactions

Notes payable to related parties consists of:

                                                                           September 30,             December 31,
                                                                                2001                     2000
                                                                       --------------------------------------------
                                                                            (Unaudited)
  10.75% senior unsecured  convertible  notes,  plus
     accrued interest due 2010                                                 $17,494,000            $16,170,000
  10.75% unsecured  convertible notes plus accrued
     interest due 2011, less unamortized discount of $377,000                   15,375,000                      -
                                                                       --------------------------------------------
                                                                               $32,869,000            $16,170,000
                                                                       ============================================

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

NTL provides the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consist of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead which cannot be specifically allocated to NTL. Effective January 1, 2001, the percentage used to allocate corporate overhead was reduced. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the nine months ended September 30, 2001 and 2000, NTL charged the Company $340,000 and $907,000, respectively, which is included in corporate expenses.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 9.   Related Party Transactions (continued)

A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. General and administrative expenses were reduced by $1,428,000 and $709,000 for the nine months ended September 30, 2001 and 2000, respectively as a result of the charges for these services.

In March 2000, the Company and NTL announced that they had entered into an agreement to link their networks in order to create an international Internet backbone which commenced operations in February 2001. The Company recognized revenue of $255,000 for the network usage in the nine months ended September 30, 2001.

Note 10.  Options, Warrants and Preferred Stock

In June 2001, the Board of Directors approved the repricing of certain stock options granted to employees. George Blumenthal, the Chairman of the Board, Barclay Knapp, the President, and the Board of Directors did not participate in the repricing. Options to purchase an aggregate of approximately 10.2 million shares of the Company's common stock with an average exercise price of $10.70 per share were repriced to $.25, $.75 or $1.25 per share, depending upon the original exercise price. In accordance with APB No. 25 and related interpretations, the Company is accounting for the repriced options as a variable plan. The Company will recognize non-cash compensation expense for the difference between the quoted market price of the Company's common stock and the exercise price of the repriced options while the options remain outstanding. The Board of Directors has taken this action to continue to provide the appropriate performance incentives to those affected.

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

In addition, in connection with the issuance of 10.75% unsecured convertible notes in April 2001, the Company amended the conversion price of the Series A preferred stock issued in September 2000 to Booth American Company to $1.75 from $14.36. Effective July 2001, the conversion price of the Series A preferred stock was reduced by 5% to $1.66 upon the Company's failure to declare and pay dividends on the Series A preferred stock for two consecutive periods. The conversion price will continue to be reduced by 5% for each succeeding period of two dividend periods as to which dividends shall not be declared and paid, up to an aggregate reduction of $1.00.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 11.  Reorganization Charges

Reorganization charges of $37,395,000 in 2001 relate to the Company's announcements in May and July 2001 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. An aggregate of $21,497,000 of these costs are for equipment and other assets that will not require any future cash outlays. The employee severance and related costs in 2000 were for approximately 250 employees to be terminated, none of whom are still employed by the Company. These costs in 2001 are for approximately 630 employees to be terminated of which approximately 40 employees are still employed by the Company as of September 30, 2001. The major actions involved in the 2001 reorganization include (1) consolidation of functions such as network operations, customer service and finance, (2) initiatives to increase gross margins and (3) discussions with vendors to reduce or eliminate current payable balances or purchase commitments. The consolidation of functions resulted in employee terminations and the closing of offices. Employee severance and related costs, lease exit costs and fixed assets and prepayment write-downs include charges related to these actions. Initiatives to increase gross margins resulted in consolidation of network assets and elimination of redundant and less profitable facilities. Charges for these actions include lease exit costs and fixed assets and prepayment write-downs. Finally, reductions or elimination of purchase commitments resulted in agreement termination charges. All of these actions are expected to be completed by June 30, 2002. Fixed assets and prepayments written-off include $5.3 million related to vacated offices, $13.4 million for network assets in abandoned markets and $2.8 million for prepayments in respect of ILEC facilities in abandoned markets.

The following table summarizes the reorganization charges incurred and utilized in 2000 and 2001:

                                   Employee                                                  Fixed
                                  Severance            Lease                                Assets
                                 And Related            Exit            Agreement             And
                                    Costs              Costs           Terminations       Prepayments         Total
                               ------------------------------------------------------------------------------------------
                                                                     (in thousands)
Charged to expense                 $2,089              $1,917                 $-                 $-           $4,006
Utilized                             (775)             (1,396)                 -                  -           (2,171)
                               ------------------------------------------------------------------------------------------
Balance, December 31, 2000          1,314                 521                  -                  -            1,835
Charged to expense                  3,262               6,977              6,582             21,883           38,704
Adjustments                          (996)                 73                  -               (386)          (1,309)
Utilized                           (2,701)             (4,137)            (2,712)           (21,497)         (31,047)
                               ------------------------------------------------------------------------------------------
Balance, September 30, 2001          $879              $3,434             $3,870                 $-           $8,183
                               ==========================================================================================

Note 12. Non-Cash Compensation

In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2,747,000 shares of the Company's common stock to various employees at an exercise price of $14.55, which was less than the fair market value of the Company's common stock on the date of the grant. These options are included in the repricing of options to purchase an aggregate of approximately 10.2 million shares of the Company's common stock described in Note 10. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, the

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)


Note 12.  Non-Cash Compensation (continued)

Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to September 30, 2001, $19.4 million of the deferred non-cash compensation was charged to expense, including $9.7 million in 2001. The Company will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $3.2 million in the fourth quarter of 2001, $7.5 million in 2002 and $1.2 million in 2003.

Note 13.  Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

                                                        Three Months Ended                         Nine Months Ended
                                                           September 30,                              September 30,
                                                      2001               2000                   2001                 2000
                                              -----------------------------------------------------------------------------------
Numerator:
Net loss                                          $(51,945,000)      $(50,149,000)           $(393,702,000)     $(173,210,000)
Preferred stock dividend                            (4,487,000)           (98,000)             (13,321,000)           (98,000)
Preferred stock accretion to
   redemption value                                 (1,154,000)            (6,000)              (3,407,000)            (6,000)
                                              -----------------------------------------------------------------------------------
Net loss available to common
   shareholders before extraordinary item          (57,586,000)       (50,253,000)            (410,430,000)      (173,314,000)
Extraordinary item                                   2,216,000                  -                2,216,000                  -
                                              -----------------------------------------------------------------------------------
Net loss available to common shareholders         $(55,370,000)      $(50,253,000)           $(408,214,000)     $(173,314,000)
                                              -----------------------------------------------------------------------------------

Denominator  for basic net loss per  common
   share                                            97,042,000         40,502,000               87,390,000         39,837,000
Effect of dilutive securities                                -                  -                        -                  -
                                              -----------------------------------------------------------------------------------
Denominator for diluted net loss per
   common share                                     97,042,000         40,502,000               87,390,000         39,837,000
                                              -----------------------------------------------------------------------------------

Basic and diluted net (loss) per common share:
(Loss) before extraordinary item                        $(0.59)            $(1.24)                  $(4.70)            $(4.35)
Extraordinary item                                        0.02                  -                     0.03                  -
                                              -----------------------------------------------------------------------------------
Net (loss) per common share                             $(0.57)            $(1.24)                  $(4.67)            $(4.35)
                                              ===================================================================================

The shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive. At September 30, 2001, the Company had 102.8 million shares issuable upon the exercise of stock options and warrants and the conversion of convertible securities.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 14. Commitments and Contingent Liabilities

As of September 30, 2001, the Company had purchase commitments of approximately $5,000,000 outstanding.

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

The Company is involved in various disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

We have engaged in significant efforts to reduce expenses in all areas of our business, while maintaining our revenue initiatives. These plans were implemented through a variety of means, including facility consolidation, headcount reduction, efficiency improvements, vendor negotiations and network optimization.

We have also engaged in significant efforts to capitalize on more profitable UNE, UNE-P and Enhanced Extended Loop provisioning and pricing to reduce existing network costs and capital expenditures, and enhance gross margins going forward. A large portion of our business and residential local access lines have been converted to these more profitable services, resulting in improved operating results on a going forward basis.

In  addition,  we have made  significant  progress in  improving  the  operating efficiency of our networks, while also reducing network costs. The associated cost savings and product enhancements have come from increased overall efficiency, improved pricing terms, as well as the elimination of duplicative or unneeded network facilities.

As a result of the significant enhancements to our business plan, we had a 1.5% and 1.9% increase in revenues this quarter as compared to second quarter and first quarter of 2001, respectively, and operating, selling, general and administrative and corporate expenses were reduced this quarter by 7.0%, 22.4% and 29.0% as compared to second quarter of 2001, first quarter of 2001, and fourth quarter of 2000, respectively. We expect these trends to continue in the fourth quarter of 2001.

As a result of the completion of the acquisitions of Voyager and ATX in September 2000, we consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 2000 results.

Certain costs and expenses have been reclassified in the first quarter of 2001 to conform to the presentation in the current quarter.

                        CoreComm Limited and Subsidiaries

Three Months Ended September 30, 2001 and 2000
----------------------------------------------

The increase in revenues to $74,307,000 from $18,263,000 is due to acquisitions in 2000, which accounted for $57,152,000 of the increase. This increase is offset by a decline in revenue attributed to the customer base associated with the USN assets to $4,894,000 from $9,232,000. The revenues from the USN customer base peaked in the third quarter of 1999 after our acquisition in May 1999 and, as expected, declined thereafter. USN Communications, Inc. was a CLEC that operated on a resale basis. The underlying operations, customer relationships and future revenue streams of the resale CLEC business have declined since our acquisition. This trend will affect future operations because, in accordance with our revised business plan, we are substantially reducing our resale business.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs increased to $54,760,000 from $25,746,000 due to acquisitions in 2000, which amounted to $36,829,000 of the increase. This increase is offset by a decrease in costs as a result of the implementation of our modified business plan as described above.

Selling, general and administrative expenses decreased to $20,879,000 from $23,123,000 due to the significant cost savings from the implementation of our modified business plan as described above. This decrease was offset by an increase in costs due to acquisitions in 2000, which amounted to $16,444,000.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses decreased to $1,194,000 from $3,363,000 primarily as a result of the implementation of our modified business plan as described above.

Reorganization charges of $3,910,000 in the third quarter of 2001 relate to the Company's actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. In 2000, $243,000 of the reorganization charges recorded in March 2000 were reversed. We continue to review our operations and may incur additional charges in the future related to our operations.

Depreciation expense increased to $11,006,000 from $7,389,000 primarily as a result of an increase in fixed assets due to acquisitions in 2000.

Amortization expense increased to $20,784,000 from $3,477,000 due to the amortization of goodwill from the acquisitions in 2000.

Interest income and other, net, decreased to $570,000 from $1,626,000 primarily due to the reduction of interest income resulting from lower cash balances in 2001.

Interest expense increased to $13,353,000 from $3,900,000 primarily due to increased borrowings to fund our acquisitions and operations.

The income tax benefit of $82,000 in 2001 is from state and local income tax refunds and the provision of $49,000 in 2000 is for state and local income tax.

                        CoreComm Limited and Subsidiaries

In September 2001, the Company and the holder of the $3,016,000 principal amount 12.75% note payable for equipment agreed to a modification of the note such that the principal amount was reduced to $800,000 which was paid on October 1, 2001. The Company recorded an extraordinary gain on the early extinguishment of debt of $2,216,000 for the difference between the $3,016,000 obligation and the $800,000 liability.

Nine Months Ended September 30, 2001 and 2000
---------------------------------------------

The increase in revenues to $220,487,000 from $56,619,000 is due to acquisitions in 2000, which accounted for $166,737,000 of the increase. This increase is offset by a decline in revenue attributed to the customer base associated with the USN assets to $17,093,000 from $20,642,000. The revenues from the USN customer based peaked in the third quarter of 1999 after our acquisition in May 1999 and, as expected, declined thereafter. USN Communications, Inc. was a CLEC that operated on a resale basis. The underlying operations, customer relationships and future revenue streams of the resale CLEC business have declined since our acquisition. This trend will affect future operations because, in accordance with our revised business plan, we are substantially reducing our resale business.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs increased to $175,942,000 from $77,446,000 due to acquisitions in 2000, which amounted to $111,878,000 of the increase. This increase is offset by a decrease in costs as a result of the implementation of our modified business plan as described above.

Selling, general and administrative expenses increased to $75,847,000 from $72,044,000 due to acquisitions in 2000, which amounted to $52,448,000 of the increase. This increase is offset by a decrease in costs as a result of the implementation of our modified business plan as described above.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses decreased to $6,714,000 from $8,559,000 primarily as a result of the implementation of our modified business plan as described above.

Reorganization charges of $37,395,000 in 2001 relate to the Company's announcements in May and July 2001 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. An aggregate of $21,497,000 of these costs are for equipment and other assets that will not require any future cash outlays. The employee severance and related costs in 2000 were for approximately 250 employees to be terminated, none of whom are still employed by the Company. These costs in 2001 are for approximately 630 employees to be terminated of which approximately 40 employees are still employed by the Company as of September 30, 2001. The major actions involved in the 2001 reorganization include (1) consolidation of functions such as network operations, customer service and finance, (2) initiatives to increase gross margins and (3) discussions with vendors to reduce or eliminate current payable balances or purchase commitments. The consolidation of functions resulted in employee terminations and the closing of offices. Employee severance and related costs, lease exit costs and fixed assets and prepayment write-downs include charges related to these actions. Initiatives to increase gross margins resulted in consolidation of network assets and elimination of redundant and less profitable facilities. Charges for these actions include lease exit costs and fixed assets and prepayment write-downs. Finally, reductions or elimination of purchase

                        CoreComm Limited and Subsidiaries

commitments resulted in agreement termination charges. All of these actions are expected to be completed by June 30, 2002. Fixed assets and prepayments written-off include $5.3 million related to vacated offices, $13.4 million for network assets in abandoned markets and $2.8 million for prepayments in respect of ILEC facilities in abandoned markets. We continue to review our operations and may incur additional charges in the future related to our operations.

The following table summarizes the reorganization charges incurred and utilized in 2000 and 2001:

                                           Employee                                                Fixed
                                          Severance          Lease                                Assets
                                         And Related          Exit            Agreement             And
                                            Costs            Costs           Terminations       Prepayments         Total
                                      -----------------------------------------------------------------------------------------
                                                                            (in thousands)
Charged to expense                         $2,089             $1,917                $-                 $-           $4,006
Utilized                                     (775)            (1,396)                -                  -           (2,171)
                                      -----------------------------------------------------------------------------------------
Balance, December 31, 2000                  1,314                521                 -                  -            1,835
Charged to expense                          3,262              6,977             6,582             21,883           38,704
Adjustments                                  (996)                73                 -               (386)          (1,309)
Utilized                                   (2,701)            (4,137)           (2,712)           (21,497)         (31,047)
                                      -----------------------------------------------------------------------------------------
Balance, September 30, 2001                  $879             $3,434            $3,870                 $-           $8,183
                                      =========================================================================================

Reorganization charges of $775,000 in 2000 relate to the March 2000 announcement of a reorganization of certain of the Company's operations.

At March 31, 2001, the Company reduced the carrying amount of goodwill related to the Voyager and MegsINet acquisitions by $167,599,000. In connection with the reevaluation of its business plan and the decision to sell its non-CLEC assets and businesses, the Company was required to report all long-lived assets and identifiable intangibles to be disposed of at the lower of carrying amount or estimated fair value less cost to sell. The carrying amount of goodwill related to these acquisitions is eliminated before reducing the carrying amounts of the other assets. The estimated fair value of these businesses was determined based on information provided by the investment bank retained for the purpose of conducting this sale.

Depreciation expense increased to $34,652,000 from $19,494,000 primarily as a result of an increase in fixed assets due to acquisitions in 2000.

Amortization expense increased to $75,392,000 from $9,812,000 due to the amortization of goodwill from the acquisitions in 2000.

Interest income and other, net, decreased to $2,026,000 from $5,476,000 primarily due to the reduction of interest income resulting from lower cash balances in 2001.

Interest expense increased to $35,422,000 from $11,434,000 primarily due to increased borrowings to fund our acquisitions and operations.

The income tax benefit of $234,000 in 2001 is from state and local income tax refunds net of payments, and the provision of $321,000 in 2000 is for state and local income tax.

                        CoreComm Limited and Subsidiaries

In September 2001, the Company and the holder of the $3,016,000 principal amount 12.75% note payable for equipment agreed to a modification of the note such that the principal amount was reduced to $800,000 which was paid on October 1, 2001. The Company recorded an extraordinary gain on the early extinguishment of debt of $2,216,000 for the difference between the $3,016,000 obligation and the $800,000 liability.

Other Results of Operations Matters

In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, we recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million due to the issuance of options to employees at an exercise price of $14.55 which was less than the fair value of the Company's common stock on the date of the grant. From April 2000 to September 30, 2001, $19.4 million of the deferred non-cash compensation was charged to expense, including $3.2 million and $9.7 million in the three and nine months ended September 30, 2001, respectively. We will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $3.2 million in the fourth quarter of 2001, $7.5 million in 2002 and $1.2 million in 2003.

In June 2001, the Board of Directors approved the repricing of certain stock options granted to employees. George Blumenthal, the Chairman of the Board, Barclay Knapp, the President, and the Board of Directors did not participate in the repricing. Options to purchase an aggregate of approximately 10.2 million shares of the Company's common stock with an average exercise price of $10.70 per share were repriced to $.25, $.75 or $1.25 per share, depending upon the original exercise price. In accordance with APB No. 25 and related interpretations, the Company is accounting for the repriced options as a variable plan. The Company will recognize non-cash compensation expense for the difference between the quoted market price of the Company's common stock and the exercise price of the repriced options while the options remain outstanding. The Board of Directors has taken this action to continue to provide the appropriate performance incentives to those affected.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 as of January 1, 2002. It is likely that the Company will write-down a significant portion of its goodwill upon the adoption of SFAS No. 142, although the Company has not completed its analysis. As of September 30, 2001, the carrying value of goodwill is $355.4 million, and the annual amortization expense is $87.7 million. In addition, the Company is reviewing the carrying value of its long-lived assets for impairment in accordance with SFAS No. 121, although it is not currently possible to predict the outcome of this review.

                        CoreComm Limited and Subsidiaries

                         LIQUIDITY AND CAPITAL RESOURCES

In April 2001, we completed a reevaluation of our business plan in light of current market conditions and have made significant modifications to our plans. We are devoting our resources to the more profitable areas of our business and are substantially reducing our operations and related costs in the other areas of our business. We are currently engaged in a process to potentially sell our non-CLEC assets and businesses, and we have retained advisors for the purpose of conducting this sale.

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

On October 31, 2001, we announced our program to recapitalize a significant portion of our debt, and, as part of this process, recently signed agreements for transactions that would allow us to retire approximately $146 million of our $164.75 million outstanding 6% Convertible Subordinated Notes. The recapitalization plan is an alternative to additional financing. Depending upon the success of the recapitalization plan, additional financing may be unnecessary in 2002 and for the foreseeable future. There can be no assurance that: (a) actual costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required,
(b) we and our subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (c) we will be able to access such cash flow, (d) we will be able to sell non-CLEC assets and businesses (75% or more of the net proceeds from a sale may be required to be used to repay indebtedness), (e) we will not be adversely affected by interest rate fluctuations, (f) we will be able to recapitalize a significant portion of our debt, or (g) we will be able to obtain additional financing in 2002.

In July 2001, we announced that we received a Nasdaq Staff Determination indicating that we failed to comply with the minimum bid price requirement for continued listing, and are subject to delisting from the Nasdaq National Market. On October 31, 2001, we received confirmation from the Nasdaq Staff indicating that the Company was no longer being considered for delisting based on previously cited deficiencies under various listing criteria. As a result of Nasdaq's recently announced moratorium on enforcing bid price and market value related continued listing requirements, the Company is able to remain listed under one of the alternative listing maintenance criteria. The Company was informed by Nasdaq that the moratorium will remain in place until at least January 2, 2002, at which time the listing criteria will be reapplied as though the Company had not previously been out of compliance. If the Company is still out of compliance at that time, it will have the normal prescribed periods for gaining compliance prior to receiving any new notices of delisting. If our common stock were delisted, we believe that such delisting would have an adverse affect on the trading prices of our common stock and would, in all likelihood, adversely affect the liquidity of the shares of common stock held by our stockholders. In addition, such delisting may cause future financing to be more difficult, more expensive or both.

                        CoreComm Limited and Subsidiaries

In October 2001, we announced that we had signed binding agreements for transactions that would allow us to retire approximately $146 million principal amount of the 6% Convertible Subordinated Notes. Under the terms of the agreements, if the Company determines to close the transactions, in exchange for retiring their Notes, the Company will pay each holder that has signed the agreement: (1) a cash payment equal to the October 1, 2001 interest payment due to such holder, and (2) shares of common stock of the Company, which will equal in the aggregate 5% of the outstanding equity of the recapitalized Company on the basis of 100% of the current outstanding principal amount of the Notes being exchanged. The agreements terminate on December 15, 2001 if we have not determined to close the transactions by that time. If the agreements terminate, each holder that has signed the agreement will receive 50% of the October 1, 2001 interest payment due to such holder. The agreements include a waiver of interest currently due under the Notes, as well as an agreement not to take any action with respect to the Notes at least through December 15, 2001. We announced that these agreements are part of a larger program to recapitalize a significant portion of our other debt. Our decision whether to close the transactions on the Notes will be based, in part, on agreements reached with respect to our other debt.

In April 2001, we entered into a $156.1 million Amended and Restated Agreement Credit Agreement with The Chase Manhattan Bank ("Chase") that amends and restates the term loan facility and revolving credit facility that closed in September 2000. As of November 9, 2001, there was $106.1 million outstanding under the term loan facility and $50.0 million outstanding under the revolving credit facility. The term loan facility will amortize in quarterly installments of principal commencing on December 31, 2003 with a final maturity on September 22, 2008. The revolving credit facility shall be automatically and permanently reduced in increasing quarterly installments of principal commencing on December 31, 2003 with a termination date on September 22, 2008. In the event our 6% Convertible Subordinated Notes have not been converted or refinanced on or prior to April 1, 2006, then the facilities become payable in full on April 1, 2006. The interest rate on both the term loan facility and the revolving credit facility is, at our option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. At September 30, 2001, the effective interest rate on the amounts outstanding was 8.29%. Beginning October 12, 2001 and ending April 12, 2002, the interest rate is 6.86%. Interest is payable at least quarterly. The commitment fee on the unused portion of the commitments is 1.25% per annum payable quarterly, subject to reduction to 1% per annum based upon the amount borrowed under the facilities.

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

Certain of our subsidiaries have various notes payable and capital leases outstanding. The approximate amounts due for these notes and leases are as follows: $11.5 million from October 1, 2001 to December 31, 2001, $3.8 million in 2002 and $312,000 in 2003.

In September 2000 in connection with the ATX acquisition, we issued approximately $108.7 million principal amount of senior unsecured notes to the former stockholders of ATX. The senior unsecured notes mature on September 29, 2003. Interest on the notes is at an annual rate of 6.47% payable in either cash or common stock, at our election, on October 1 and April 1 of each year beginning on April 1, 2001. In January, March and July 2001, we made required principal payments of an aggregate of approximately $3.0 million. The notes require additional principal payments of approximately $2.7 million on January 1, 2002 and approximately $2.7 million on January 1, 2003.

In September 2000, we issued 50,000 shares of Series A preferred stock in exchange for cash of $50 million. The Series A preferred stock pays cumulative dividends at 8.5% per annum of the liquidation value of $1,000 per share, payable quarterly in arrears which commenced on December 31, 2000. At our option, we may pay dividends either in shares of our common stock or additional shares of Series A preferred stock. The 50,000 shares of Series A preferred stock originally issued are convertible at any time at the option of the holder into shares of common stock at the stated liquidation value of $1,000 divided by the conversion price of $1.66. The conversion price was amended to $1.75 from $14.36 in April 2001, and further reduced by 5% due to the failure of the Company to declare and pay dividends for two consecutive periods. The conversion price will continue to be reduced by 5% for each succeeding period of two dividend periods as to which dividends shall not be declared and paid, up to an aggregate reduction of $1.00. Any additional shares of Series A preferred stock issued will have an initial conversion price equal to 120% of the volume weighted average sale price of our common stock for a specified period. On September 29, 2010, we will be required to redeem any shares of Series A preferred stock outstanding for $1,000 per share plus accrued and unpaid dividends. At our discretion, we may pay the redemption price either in cash or in shares of our common stock. We may redeem the Series A preferred stock at a redemption price of $1,000 per share, together with accrued and unpaid dividends, payable either, at our option in cash or in shares of common stock, or a combination of both, beginning on September 29, 2002 if the 25-day volume weighted average sale price of our common stock exceeds certain targets. In addition, the Series A preferred stock may be redeemed by us at any time following September 29, 2005 at a redemption price of $1,010 per share, together with accrued and unpaid dividends, payable either in cash or in shares of our common stock, or a combination of both.

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

In December 2000, we issued $16.1 million aggregate principal amount of senior unsecured convertible notes to officers and directors of the Company. The senior unsecured convertible notes mature in December 2010. Interest on the notes is at an annual rate of 10.75% payable semiannually on January 1 and July 1 of each year, which commenced on July 1, 2001. The interest is payable in kind by the issuance of additional senior unsecured convertible notes in such principal amount as shall equal the interest payment that is then due. The senior unsecured convertible notes are convertible into common stock prior to maturity at a conversion price of $5.00 per share, subject to adjustment. The additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of our common stock for a specified period. The notes are redeemable, in whole or in part, at our option, at any time on or after December 16, 2002, at a redemption price of 103.429% that declines annually to 100% on December 16, 2006, in each case together with accrued and unpaid interest to the redemption date.

In October 1999, we issued $175 million principal amount of 6% Convertible Subordinated Notes due October 1, 2006, and received net proceeds of $168.5 million. Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year, which commenced on April 1, 2000. The Convertible Subordinated Notes are convertible into common stock prior to maturity at a conversion price of $27.39 per share, subject to adjustment. These notes are redeemable, in whole or in part, at our option, at any time on or after October 1, 2002, at a redemption price of 103.429% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the redemption date. In April 2001, $10,250,000 aggregate principal amount of these notes was converted into approximately 374,000 shares of our common stock. On October 31, 2001, we announced our program to recapitalize a significant portion of our debt starting with the agreements for transactions that would allow us to retire approximately $146 million of the Convertible Subordinated Notes.

In May 1999, we acquired MegsINet and the CLEC assets of USN Communications. The USN acquisition includes a potential contingent cash payment which is capped at $58.6 million. The contingent payment was payable only if the USN assets met or exceeded operating performance thresholds. We do not expect any contingent payment to be required.

                        CoreComm Limited and Subsidiaries

We do not anticipate that we and our subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of our outstanding indebtedness. Accordingly, in addition to the recapitalization plan, we may be required to consider a number of measures, including: (a) refinancing all or a portion of such indebtedness, (b) seeking modifications to the terms of such indebtedness, (c) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (d) seeking additional equity financing, or (e) a combination of the foregoing.

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

Consolidated Statement of Cash Flows
------------------------------------

For the nine months ended September 30, 2001, cash used in operating activities decreased to $58,212,000 from $112,320,000 in the nine months ended September 30, 2000 due to significant efforts to reduce expenses and other efforts to conserve cash.

For the nine months ended September 30, 2001, cash used to purchase fixed assets decreased to $4,384,000 from $43,573,000 in the nine months ended September 30, 2000 which reflects the modifications to our business plan and the efforts to conserve cash.

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

                                                  CoreComm Limited and Subsidiaries


                                                      Interest Rate Sensitivity
                                                      As of September 30, 2001
                                                Principal Amount by Expected Maturity
                                                        Average Interest Rate

                         For the
                          Three
                       Months Ending                    For the Years Ending December 31,                                   Fair
                        December 31, -------------------------------------------------------------------                   Value
                           2001      2002         2003      2004       2005         2006      Thereafter     Total        9/30/01
                          ----------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Long-term debt,
  including current
  portion

Fixed rate                $2,091    $19,906      $102,939  $       -  $       -   $       -    $ 208,498     $333,434     $171,209
Average interest rate       5.15%      8.75%         6.47%                                          7.00%

Variable rate             $    -    $15,000     $1,950     $9,750     $25,350     $119,050     $     -       $171,100     $171,100
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


                                                                 28

                        CoreComm Limited and Subsidiaries

PART II.  OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Since March 31, 2001, the Company has failed to declare dividends on any series of preferred stock. Thus, no quarterly dividends have been paid on the 8.5% Senior Convertible Preferred Stock, Series A (the "Series A Preferred"), or the Company's Series B Senior Convertible Exchangeable Preferred Stock (the "Series B Preferred") since December 31, 2000. The total arrearage on the unpaid dividends on the Series A Preferred is equal to $3.3 million which would have been payable either in the form of additional shares of preferred or common stock, at the Company's option; the total arrearage on the unpaid dividends on the Series B Preferred is equal to $5.7 million, which would have been payable either in the form of common stock or cash, at the Company's option. The unpaid dividends on each class of preferred stock continue to accrue until paid.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 5, 2001, the Company held its annual meeting of stockholders. The following management proposals were adopted: (1) the reelection of two directors to the Board of Directors, (2) an increase in the number of authorized shares of Common Stock from 200,000,000 shares to 600,000,000 shares and (3) the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 2001. The stockholders approved the election of Alan J. Patricof by a vote of 81,525,370 shares in favor and 874,817 shares withheld from voting. The stockholders approved the election of Warren Potash by a vote of 81,563,373 shares in favor and 836,814 shares withheld from voting. The stockholders approved the second proposal by a vote of 80,509,820 shares in favor, 1,719,976 shares against and 170,391 shares abstaining from voting. The stockholders approved the third proposal by a vote of a 82,149,713 shares in favor, 209,356 shares against and 41,118 shares abstaining from voting.

ITEM 5.   OTHER INFORMATION

In July 2001, the Company announced that it received a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum bid price requirement for continued listing, and is subject to delisting from the Nasdaq National Market. On October 31, 2001, we received confirmation from the Nasdaq Staff indicating that the Company was no longer being considered for delisting based on previously cited deficiencies under various listing criteria. As a result of Nasdaq's recently announced moratorium on enforcing bid price and market value related continued listing requirements, the Company is able to remain listed under one of the alternative listing maintenance criteria. The Company was informed by Nasdaq that the moratorium will remain in place until at least January 2, 2002, at which time the listing criteria will be reapplied as though the Company had not previously been out of compliance. If the Company is still out of compliance at that time, it will have the normal prescribed periods for gaining compliance prior to receiving any new notices of delisting.

                        CoreComm Limited and Subsidiaries

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               None

          (b)  Reports on Form 8-K.

               During the quarter ended September 30, 2001, the Company filed the following reports on Form 8-K:

               (i) Report dated July 13, 2001, reporting under Item 5, Other Events, the issue of a press release announcing additional progress in executing on its business plan.

               (ii) Report dated July 25, 2001, reporting under Item 5, Other
                    Events, the issue of a press release announcing its receipt, on July 23, 2001, of a Nasdaq Staff Determination indicating that the Company was subject to delisting from the Nasdaq National Market.

               (iii)Report dated August 14, 2001, reporting under Item 5, Other
                    Events, its operating results for the three months ended June 30, 2001.

               (iv) Report dated August 24, 2001, reporting under Item 5, Other
                    Events, the issue of a press release announcing its receipt, on August 21, 2001, of a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum stockholders' equity requirement for continued listing and was subject to delisting from the Nasdaq National Market.

               No financial statements were filed with these reports.

                        CoreComm Limited and Subsidiaries

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CORECOMM LIMITED



Date:  November 12, 2001             By: /s/ Barclay Knapp
                                     -------------------------
                                     Barclay Knapp
                                     President, Chief Executive Officer and
                                     Chief Financial Officer



Date:  November 12, 2001             By: /s/ Gregg N. Gorelick
                                     --------------------------
                                     Gregg N. Gorelick
                                     Vice President-Controller and Treasurer
                                     (Principal Accounting Officer)