Form 10-K
period 2001-12-31
CORECOMM LTD /DE/
filed 2002-04-08
CIK 1121884

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2001

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the transition period from ___ to ___

                      Commission file number 000-31359

                              CORECOMM LIMITED
           (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                 23-3032245
        (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                  Identification No.)

         110 East 59th Street
             26th Floor
         New York, New York                                       10022
(Address of Principal Executive Offices)                       (Zip Code)

                               (212) 906-8485
            (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $0.01 per share
Rights to Purchase Series C Junior Participating Preferred Stock, par value $0.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the registrant's common stock held by non-affiliates at April 4, 2002, valued in accordance with the Nasdaq National Market closing sale price for the registrant's common stock, was approximately $12,414,288.

         Number of shares of common stock, par value $0.01 per share, outstanding as of April 4, 2002: 141,655,388.

                    Documents Incorporated by Reference

                                                      Part of 10-K in which
         Document                                         Incorporated

Definitive Proxy Statement for the 2002                    Part III
Annual Meeting of the Stockholders of
CoreComm Limited

         This Annual Report on Form 10-K for the year ended December 31, 2001, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Section 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporated by reference this Annual Report.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

         Certain statements contained herein, specifically excluding references to the exchange offers, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "plan," "will," "expects," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Limited, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following:

         o the ability of CoreComm Limited to continue as a going concern;
         o the continued viability of CoreComm Limited if the Holdco recapitalization is not consummated on a timely basis;
         o the ability of CoreComm Holdco to obtain trade credit and shipments and terms with vendors and service providers for current orders;
         o CoreComm Holdco's ability to maintain contracts that are critical to its operations;
         o        potential adverse developments with respect to CoreComm
                  Limited's liquidity or results of operations;
         o        the ability of CoreComm Holdco to fund and execute its
                  business plan;
         o the ability to attract, retain and compensate key executives and associates;
         o the ability of CoreComm Holdco to attract and retain customers;
         o        general economic and business conditions;
         o        technological developments;
         o CoreComm Holdco's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions;
         o CoreComm Holdco's assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services;
         o        the impact of restructuring and integration actions;
         o the impact of new business opportunities requiring significant up-front investment;
         o        interest rate fluctuations; and
         o        availability, terms and deployment of capital.

         CoreComm Limited assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.


                             TABLE OF CONTENTS

                                                                                                               PAGE
PART I
ITEM 1.        BUSINESS  .....................................................................................      1
ITEM 2.        PROPERTIES.....................................................................................     23
ITEM 3.        LEGAL PROCEEDINGS..............................................................................     23
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................     27

PART II
ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS............................................................................     28
ITEM 6.        SELECTED FINANCIAL DATA........................................................................     29
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
               AND FINANCIAL CONDITION........................................................................     31
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................     40
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................     41
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................................................     42

PART III
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................     43
ITEM 11.       EXECUTIVE COMPENSATION.........................................................................     43
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED SECURITY HOLDERS........................................................     43
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................     43

PART IV
ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.......................................................................................     43

SIGNATURES     ...............................................................................................     45
EXHIBIT INDEX  ...............................................................................................    E-1
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS....................................................................    F-1
INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES...........................................................    S-1

                                   PART I



Item 1. BUSINESS

         CoreComm Limited, referred to as CoreComm Limited or Limited, formerly a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc., referred to as CCPR, was formed in March 1998 in order to succeed to the businesses and assets that were operated by OCOM Corporation and as an appropriate vehicle to pursue new telecommunications opportunities outside of Puerto Rico and the U.S. Virgin Islands. Operations commenced in April 1998. In September 1998, CCPR made a cash contribution to Limited of $150 million and distributed 100% of the outstanding shares of Limited on a one-for-one basis to CCPR's stockholders.

         In September 2000, Limited, which at the time was a Bermuda corporation, merged with and into its newly-formed, wholly-owned Delaware corporate subsidiary. The Delaware corporation then merged into ATX Telecommunications Services, Inc., referred to as ATX, with ATX being the surviving corporation and changing its name to CoreComm Limited. For accounting purposes, Limited's predecessor is the Bermuda corporation.

         On October 31, 2001, Limited first announced a restructuring strategy whereby it would recapitalize a significant portion of its debt. Limited felt it was prudent to embark on its restructuring process in October 2001 because completion of the restructuring plan was necessary due to Limited's significant interest and dividend obligations. This restructuring plan is referred to as the Holdco recapitalization.

         As a result of the already completed phase of the Holdco recapitalization described below which was completed on December 28, 2001, CoreComm Limited's only material asset is its ownership of approximately 13% of the outstanding capital stock of CoreComm Holdco, Inc., referred to as CoreComm Holdco or Holdco. Prior to December 28, 2001, CoreComm Limited owned 100% of the outstanding capital stock of CoreComm Holdco.

         The auditors of CoreComm Limited have included a going concern explanatory paragraph in their audit report for CoreComm Limited for the year ended December 31, 2001, which states that these conditions raise substantial doubt about CoreComm Limited's ability to continue as a going concern. CoreComm Holdco's senior secured credit facility does not allow CoreComm Holdco to pay any dividends or distribute assets to CoreComm Limited. Therefore, there is substantial doubt that CoreComm Limited will be able to meet its obligations when they become due. The audit report of CoreComm Holdco does not contain such a paragraph as it is anticipated that CoreComm Holdco will be able to meet its obligations as they become due with cash on hand and funds from operations during 2002.

         CoreComm Limited does not contemplate raising any additional financing in the foreseeable future.

         CoreComm Holdco was formed in May 1998 as a Bermuda corporation. In July 1999, Holdco was domesticated under the laws of Delaware.

HOLDCO RECAPITALIZATION

         From October through December of 2001, CoreComm Limited entered into agreements, referred to as the public note agreements, with numerous holders of its 6% Convertible Subordinated Notes due 2006, referred to as the public notes, whereby the holders agreed, among other things, to exchange their notes for the amount of the October 1, 2001 interest payment of $4.8 million in the aggregate, and shares of Holdco common stock as part of a restructuring plan. The exchange was completed in December 2001, including the payment of the $4.8 million by Limited.

         In December 2001, both CoreComm Holdco and CoreComm Limited entered into an exchange agreement with:

         (1) Holders of 10.75% Unsecured Convertible PIK Notes due 2011 and 10.75% Senior Unsecured Convertible PIK Notes due 2010, both of which were a joint obligation of CoreComm Limited and CoreComm Holdco, in the initial principal amounts of $10 million and $16.1 million, respectively,

         (2) Holders of Senior Unsecured Notes due September 29, 2003 of CoreComm Limited in the principal amount of $105.7 million, referred to as the senior unsecured notes, and

         (3) Holders of all of the preferred stock of CoreComm Limited, with an aggregate liquidation preference of $300 million.

         The exchange agreement provided for the security holders to exchange their securities for shares of CoreComm Holdco common stock as part of the Holdco recapitalization. In December 2001, the credit agreement governing the senior secured facility was amended to permit the Holdco recapitalization to occur.

         In December 2001, Nasdaq granted CoreComm Limited an exception to Nasdaq's stockholder approval requirements permitting the Holdco recapitalization to proceed without a vote of the stockholders of CoreComm Limited because requiring a stockholder vote would seriously jeopardize the Holdco recapitalization and therefore the financial viability of CoreComm Limited.

         By December 28, 2001, the recapitalization transactions described above, which was the first phase of the Holdco recapitalization, was completed.

         The following three charts summarize the corporate structure of CoreComm Limited and CoreComm Holdco, through which CoreComm Holdco conducts its operations and holds its investments. The first chart illustrates the corporate structure prior to December 17, 2001. The second chart illustrates the corporate structure following consummation of the initial phase of the Holdco recapitalization which, as described below, commenced on December 17, 2001 and was completed on December 28, 2001. The third chart indicates the corporate structure assuming 100% of the outstanding public notes have been validly tendered and accepted in the exchange offers and the merger, as described below, has been consummated. None of these charts show details of operating or other intermediate companies or ownership interests in those entities.

[GRAPHIC OF CHART 1 - STRUCTURE PRIOR TO DECEMBER 17, 2001]

[GRAPHIC OF CHART 2 - PRESENT STRUCTURE]

[GRAPHIC OF CHART 3 - ASSUMING SUCCESSFUL COMPLETION OF THE HOLDCO RECAPITALIZATION(1)(2)]

------------------
(1) Based upon the number of shares of CoreComm Holdco common stock and CoreComm Limited common stock outstanding on December 31, 2001.
(2) CoreComm Limited has agreed to surrender that number of shares of CoreComm Holdco common stock that are issued in the exchange offers and the merger, which leaves CoreComm Limited with little or no material assets.


         As part of the second phase of the Holdco recapitalization, on February 8, 2002, CoreComm Holdco launched registered public exchange offers whereby it is offering to exchange shares of CoreComm Holdco common stock which will have been registered under the Securities Act of 1933, as amended, pursuant to a Form S-4 registration statement to all holders of CoreComm Limited common stock and all remaining holders of 6% Convertible Subordinated Notes due 2006 of CoreComm Limited for their CoreComm Limited common stock and their notes, respectively. As soon as practicable after accepting at least 90% of the outstanding shares of CoreComm Limited common stock in the exchange offers, CoreComm Holdco plans to transfer all such shares to a newly formed, wholly-owned subsidiary and to merge this subsidiary into CoreComm Limited with CoreComm Limited surviving the merger as a wholly-owned subsidiary of CoreComm Holdco. On the business day following the consummation of the merger, Nasdaq has informed CoreComm Limited that CoreComm Limited's Nasdaq listing will be transferred to CoreComm Holdco and CoreComm Holdco common stock will commence trading on the Nasdaq National Market, and CoreComm Limited common stock will cease trading on the Nasdaq National Market.

         As a result of the first phase of the Holdco recapitalization, CoreComm Holdco holds $160 million principal amount of CoreComm Limited's public notes, approximately $105.7 million principal amount of CoreComm Limited's senior unsecured notes and all of CoreComm Limited's outstanding preferred stock. CoreComm Limited does not have the financial resources to meet the obligations under these notes and preferred stock if CoreComm Holdco requires it to do so. Limited has agreed that it will surrender to Holdco the number of shares of Holdco common stock that Holdco issues in the exchange offers and the merger. Therefore, if the merger is completed, Limited will own no common stock of Holdco, and thus will own no material assets, since Holdco common stock is Limited's only material asset. In exchange for Limited surrendering such shares of Holdco common stock, Limited and CoreComm Holdco have agreed to waivers and amendments to delay Limited from having to make any payments with respect to these securities.

         Under the terms of the exchange offers, those stockholders and noteholders who exchange their shares and notes, respectively, will receive shares of CoreComm Holdco, and would no longer have securities of CoreComm Limited. CoreComm Limited currently lacks the resources to meet the long-term obligations of the remaining $4.75 million principal amount of public notes that are not held by CoreComm Holdco.

         On February 14, 2002, CoreComm Limited received written notification from Nasdaq indicating that CoreComm Limited failed to comply with the minimum market value of publicly held shares and minimum bid price requirements for continued listing on the Nasdaq National Market and that CoreComm Limited would have until May 15, 2002 to regain compliance. If the Holdco recapitalization is not successfully completed and CoreComm Limited does not regain compliance by this date, Nasdaq stated that it will then provide CoreComm Limited with written notification that its common stock will be delisted from the Nasdaq National Market. CoreComm Limited has not yet determined what action it will take if it receives this written notification. If CoreComm Limited common stock is delisted from the Nasdaq National Market, shares may trade in the Nasdaq Small Cap Market or the over-the-counter market and price quotations may be reported by other sources. The extent of the public market for the shares of CoreComm Limited common stock and the availability of quotations for shares of CoreComm Limited common stock would, however, depend upon the number of holders of shares remaining at that time, the interest in maintaining a market in shares of CoreComm Limited common stock on the part of securities firms, the possible termination of registration of the shares under the Securities Exchange Act of 1934, as described below, and other factors.

CORECOMM HOLDCO'S BUSINESS

         CoreComm Holdco is an integrated communications provider that offers local exchange carrier and interexchange carrier telephone, Internet, web related and high-speed data services to business and residential customers in targeted markets throughout the Mid-Atlantic and Midwest regions of the United States. It operates three business divisions: business services (ATX), residential services (CoreComm Residential) and Internet services (Voyager). CoreComm Holdco is exploiting the convergence of telecommunications and information services through its network strategy, which involves the ownership of telephone switching equipment and the purchase of local exchange services that connect to homes and businesses, combined with the leasing of a national and International network that carries Internet traffic. This configuration of locally and regionally owned and leased facilities allows CoreComm Holdco to deliver a wide range of communications services over a wide geography within our regions. CoreComm Holdco currently offers services to business and residential customers located principally in Pennsylvania, Ohio, New Jersey, Michigan, Wisconsin, Maryland, Illinois, New York, Virginia, Delaware, Massachusetts, Washington, D.C. and Indiana. In local exchange services, CoreComm Holdco competes against the established local telephone service provider, referred to as the ILEC, that was the service provider in a region prior to the opening of local telephone service to competition, and CoreComm Holdco competes against other CLECs.

         In 2001, CoreComm Holdco streamlined its strategy and operations to focus on its two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. The second is bundled local telephony and Internet products efficiently sold, serviced and provisioned via Internet-centric interfaces to the residential market. CoreComm Holdco's strategy is to attractively bundle telephony and data services in its target markets in order to compete with the incumbents and gain market share.

         As of December 31, 2001, CoreComm Holdco had approximately 275,000 local telephone access lines in service and more than 400,000 total customers. The following table details its customer base:


                                                                                        As of
                                                                                  December 31, 2001
                                                                                  -----------------
     Residential Local Access Lines                                                     54,200
     Business Local Access Lines                                                       220,700
     Toll-related Access Line Equivalents                                              487,000
     Internet Subscribers                                                              332,500
     Other Data Customers (1)                                                           21,300

------------------
(1)  Other data customers included Point-to-Point data, Frame Relay, Web
     Development, Web Hosting, E-Commerce, Co-location and other related customers.

         In 2001, CoreComm Holdco's revenues were attributable to the following service categories:

                                                                                     Year ended
                                                                                  December 31, 2001
                                                                                  -----------------
     Local Exchange Services                                                               33%
     Toll-related Telephony Services                                                       26%
     Internet, Data and Web-related Services                                               32%
     Other Revenue                                                                          9%
                                                                              ---------------------------
          Total                                                                           100%

         CoreComm Holdco has engaged in significant efforts to increase the profitability of its services. It has capitalized on opportunities such as more profitable unbundled network element - platform, which is referred to as UNE-P, and enhanced extended loop, which is referred to as EEL provisioning and pricing to reduce existing network costs and capital expenditures and to enhance gross margins. UNE-P provisioning allows CoreComm Holdco to lease all of an incumbent local exchange carrier's unbundled network elements needed to provide service to a customer without using any of its own facilities to provide the service. This is physically similar to total service resale provisioning, but pricing is different and it allows CoreComm Holdco to attain higher margins. With UNE-P, CoreComm Holdco pays the total cost to lease each network element, which generally provides it a greater gross margin than total service resale. Enhanced extended loop provisioning allows CoreComm Holdco to lease a combination of local network elements and collocation facilities from the incumbent local exchange carrier to extend the reach of its regional networks to service customers that are outside of service areas of its collocations. This allows CoreComm Holdco to put more traffic on its regional networks without needing to build additional infrastructure.

         Over the last year, a large portion of CoreComm Holdco's total service resale business and residential local access lines have been converted to these more profitable services. CoreComm Holdco continues to provision many telephony customers onto its owned and leased networks where it has facilities in place, while also taking advantage of UNE-P and EEL provisioning to expand its service areas.

         The following is a description of CoreComm Holdco's three business divisions, as well as a description of its network technology and proprietary systems.

Business Services (ATX)

         Through its ATX business services division, CoreComm Holdco offers customers a full range of high-speed communications services including local exchange carrier and interexchange carrier telephony services, network services such as network data integration, Internet access and Web consulting, development and hosting, and other related services. In addition, ATX offers Advanced Communications Solutions products tailored to meet the needs of its business customers, such as conference calling, travel services, pre-paid calling, enhanced fax and PC-based billing. Customers are billed on a single, consolidated invoice, delivered by traditional means or near real time Web-based billing that allows the customer to sort the information to detail calling patterns. ATX's target markets are the Mid-Atlantic region throughout the New York-Virginia corridor and Midwest markets, including: Cleveland, Ohio; Columbus, Ohio; Chicago, Illinois; and other markets in the Great Lakes region.

Business Products and Services

         The business division offers ATX's customers a full range of broadband communications services, including:

         o CoreConnect. ATX offers a single, simple solution for all of a customer's communications needs - local, long distance, toll, data and Internet access services bundled over a multi-purpose broadband connection. By combining all of a business' essential communications over the same facilities, ATX is able to offer an integrated access tool that enables higher speed, greater bandwidth, and significant cost savings, all from a single source. Through this integrated product, ATX is also able to offer custom-tailored bandwidth-intensive data solutions such as WAN/LAN connectivity, dedicated point-to-point circuits, frame relay to the Internet, and ATM for multimedia applications. ATX also offers these products on a stand-alone basis.

         o Local Telephony Services. Local telephony services include local dial tone and a set of custom calling features that business customers can tailor to meet their local telephony needs. A sample of some of the most popular local features include alternate answer, automatic callback, busy line transfer, call blocking, call forwarding, call trace, call waiting, caller ID with name, multi-ring service, repeat dialing, remote access call forwarding, and speed calling.

         o Toll-related Telephony Services. Toll-related telephony services include inbound/outbound service, international, 800 or 888 service and calling card telephone service. ATX currently provides intraLATA and interstate long distance services nationwide and international termination worldwide. ATX also offers a full line of Advanced Communications Solutions along with its toll-related services, such as Internet-based call management, traveling calling cards, fax broadcasting, voice mail, conference calling and enhanced call routing services.

         o Network Services. ATX also offer complete high-speed network solutions to its customers. These services include private line and frame relay services.

         o Internet Services. ATX utilizes a state-of-the-art network to deliver Internet access designed for business use, ensuring high-speed and stable connectivity to a global resource of information. Its customers are connected via high-speed dedicated lines, from 56K up to DS3.

         o Web Services/E-commerce. ATX is able to facilitate virtually every aspect of establishing and maintaining an interactive global presence in Web services. The various segments of Web services include Web design, development and hosting, electronic commerce, Intranet development, database integration, Internet marketing and Internet security.

         o Consulting Services, Local Area Network/Wide Area Network Data Integration. ATX's network services and integration unit assists organizations in the design, construction, implementation and management of practical local and wide area networks. This business unit manages local area network/wide area network data integration for private line services, Internet network and integrated services digital network, as well as professional consulting services and hardware/software sales. It develops solutions while educating clients on specific business applications and the technology that make them possible. Consulting services include wide area network architecture and implementation, router and consumer premise equipment configuration, local area network switching, electronic commerce, cabling and virtual local area network design and set-up.

         o Wireless Services. ATX also offers wireless services primarily as a customer retention tool, consisting of both cellular and paging service. ATX offers digital and analog cellular services as well as ESMR service, which is two-way radio and digital cellular service, through Nextel.

Business Sales and Marketing

         The business sales model is based on ATX's consultative sales approach, its proprietary marketing and training tools, the experience of its sales force, its "farm-team" training and career development program, and its shared vision and incentive structure to reward individual and team performance objectives.

         Each sale begins with an evaluative consultation that investigates the telecom needs of the customer. The sales consultant then designs a tailored, integrated and cost-effective telecom platform that addresses the specific customer's communications needs. The level of the sales consultant's telecom and customer knowledge necessary to sell successfully can be achieved only through significant training, mentoring and devotion of corporate resources.

         ATX has an experienced and long-tenured sales force. Over 25% of its senior sales force professionals have been with ATX for more than five years, and approximately 80% of the sales management team has been promoted from within its organization.

Residential Services (CoreComm Residential)

         Through CoreComm Residential, CoreComm Holdco offers residential customers voice, data and other telecommunications services in Ohio, Illinois, Michigan, Wisconsin and Pennsylvania and Internet access services over a wider footprint in the Midwest and Mid-Atlantic regions of the United States. Customers are billed for their services with one, consolidated bill. If they choose, customers can access their billing information and pay their bills online, or they may elect automatic bill payment via credit or debit card.

Residential Products and Services

         CoreComm Residential's strategy is to bundle telephony and Internet products and services in ways that are attractive to the customer, distinctive in the marketplace, and offer convenience and simplicity. CoreComm Residential typically offer a platform of the most popular services and then create ways for customers to purchase other services easily and conveniently according to their tastes.

         For example, in the current residential offering, CoreComm Residential combine a package of local and long distance phone service with Internet access, which is called the "CoreComm Unlimited Premium" service. Although the details of the offerings vary somewhat by region, the service typically includes:

         -  Local dial tone;
         -  Local calls;
         -  Call waiting;
         -  Caller-ID with name;
         -  Personal "800" number;
         -  Premium Internet service;
         -  56K unlimited access;
         -  3 e-mail addresses;
         -  10 MB of personal web space;
         -  Long distance service option at 10 cents per minute; and

         - 100-200 minutes of long distance included with additional minutes at 6-8 cents per minute.

         Additional options and features, such as voice mail, three-way calling, an additional line, and additional web site space, can be easily and flexibly added to the service. The pricing for CoreComm Unlimited Premium varies by region, but in all areas the price offers value and convenience when compared to offerings from the incumbent telephone company and other providers of these services.

         Although the specific components of the product offerings continually change over time, CoreComm Residential plans to continue its strategy of designing marketing packages that give the customer flexibility and choice, with convenient ways to subscribe to additional services.

         In general, CoreComm Residential currently offer the following voice, data and Internet services to residential customers in its markets:

         o Local Telephony Services - including standard dial tone, local calling, Emergency 911 services, operator assisted calling, access to the long distance network, and other related services.

         o Custom Calling Features - including call waiting, call forwarding, caller ID, voice mail, conference calling, multi-ring, speed calling and other enhanced features.

         o Toll-related Telephony Services - including 1+ interLATA calls, which are calls across Local Access and Transport Areas, intraLATA calls, international calls, 800/888/877 toll free services, calling cards and other related services.

Residential Sales and Marketing

         CoreComm Residential focuses on a marketing approach that combines targeted direct marketing with partnerships and local organizations. It utilizes local media and partner with civic organizations to develop the recognition of the brand and to create a captive potential base of customers. CoreComm Residential also targets customers in our footprint via direct mail, e-mail and telemarketing. All of its sales efforts are designed to drive revenue growth by capitalizing on low cost opportunities in our current markets.

         In addition to efforts designed to acquire new customers, CoreComm Residential continually engages in efforts to sell additional services to existing customers. For example, CoreComm Residential is currently working on upselling its Internet-only customers to bundled local and toll-related telephony and Internet products.

         The residential marketing efforts are intended to drive potential customers to CoreComm Holdco's website, www.core.com. At this website, customers can sign up for service in a fully online process. Customers may also sign up for service by calling a toll-free number. CoreComm Residential's product offerings are designed to be simple and flexible, so that potential customers can easily perceive their value. In addition to driving potential customers to the website, CoreComm Residential also utilizes its call centers to sign up new customers.

Internet Services (Voyager)

         CoreComm Holdco's Internet services division, named Voyager, provides Internet access and high-speed data communications services and to residential and business subscribers. Services include dial-up Internet access, dedicated telecommunications services to business, cable modem access, Web-hosting, electronic commerce, and co-location services. Voyager operates one of the largest dial-up Internet networks in the Midwest in terms of geographic coverage, with approximately 170 owned points of presence in Michigan, Wisconsin, Ohio, Illinois, Indiana, Minnesota, Pennsylvania, New York and California.

         In April 2001, CoreComm Holdco announced that it was evaluating strategic alternatives for its non-CLEC assets and businesses and it has retained advisors for the purpose of conducting this review.

Internet Products and Services

         Internet Access Services

         Voyager offers Internet access services to residential subscribers and dedicated, web hosting, and dial-up Internet access to business customers. By selecting between the various types of access services and pricing plans available, subscribers can select services that fit their specific needs.

         o Dial-up Access. Voyager's residential access services are designed to provide subscribers with reliable Internet access through standard dial-up modems. The dial-up Internet access service includes:

            - local access numbers;
            - personal Web space;
            - multiple e-mail accounts;
            - toll-free customer support;
            - light usage plans;
            - optional content filters for parental or business use; and
            - Internet chat and news groups.

         Voyager also offers prepaid plans for quarterly, semi-annual and annual access. A majority of Voyager's residential subscribers pay their monthly fee automatically by a pre-authorized monthly charge to their credit card. Additional service options include Web content filter service, e-mail alias (forwarding) and national toll-free roaming service.

         o Dedicated Access. Voyager offers high-speed dedicated connections to both business and residential subscribers at a range of speeds using traditional telecommunications lines and frame relay communications services for those customers requiring greater speed and reliability.

         o Cable Modems. Through a reseller arrangement with Millennium Digital Media Systems, LLC, Voyager offers high-speed Internet access in some locations through the use of modems integrated with local cable television networks and provides the technical and billing support to this fast-growing segment of the Internet access business.

         Web Services

         Voyager's Web services help organizations and individuals implement their Web site and e-commerce goals. Voyager offers various Web hosting and other services that enable customers to establish a Web site presence without maintaining their own Web servers and high-speed connectivity to the Internet.

         o Web Hosting. Voyager offers a diverse range of shared, dedicated and co-location Web hosting services for small and medium businesses. The Web hosting service includes state-of-the-art Web servers, high-speed connections to the Internet at its network operations centers, and registration of its customers' domain name and Internet address. Voyager also offers Web page design, development, maintenance and traffic reporting and consulting services.

         o Co-location. Voyager offers co-location services, providing telecommunications facilities for customer-owned Web servers, for customers who prefer to own and have physical access to their servers but require the reliability, security and performance of our on-site facilities. Co-location customers house their equipment at our secure network operating centers and receive direct high-speed connections to the Internet.

         o E-commerce. Voyager provides a suite of Web hosting and e-commerce solutions that enable businesses to easily and affordably create Web sites and sell their products and services over the Internet. The product suite includes EasyWeb, which allows a business to quickly create a Web site online through a series of menu-driven screens and templates, and EasyShop, a comprehensive e-commerce solution, which allows businesses to accept real-time credit card purchases via their Web site.

         o Local Content. Voyager's portal is a web site including personalized local news and weather, sports, entertainment, finance, stock quotes, shopping, classifieds and chat services for our customers. Content is automatically tailored to individual customers using a database driven process that presents customers with location-specific information. Customers can also customize the layout and specific content options available to them. Content is made available through revenue sharing and co-branding agreements with organizations including CMGI Inc.'s MyWay.com, Wizshop.com, Amazon.com, and local media. Customers access the portal page at www.voyager.net.

         Other Services and Offerings

         Voyager also offers other enhanced communications services to meet the one-stop shopping demands of residential and business customers.

         o Virtual Private Networks. Voyager's custom virtual private networks solutions provide its customers a secure, managed network over the public Internet. This service is targeted towards organizations that desire a secure wide-area network between locations without building dedicated network infrastructure between such locations.

         o Long Distance and other Telecommunications. Voyager currently resells long distance telecommunications services as well as an 800 service, calling cards and prepaid cards to its Internet customers through its VoyagerLink operations. Voyager currently offers this interstate and intrastate long-distance service to our customers at a fixed rate per minute, with no set-up or monthly charges.

Internet Sales and Marketing

         Marketing. Voyager's marketing philosophy is based on the belief that a consumer's selection of an Internet service provider is often strongly influenced by a personal referral. Accordingly, Voyager believes that the customer satisfaction of its subscriber base has led to significant word-of-mouth referrals. Voyager's referral incentive program awards subscribers one month of free service for every customer referred. As a result, over 70% of new sign-ups come from existing subscriber referrals. Voyager's proprietary customer care and billing system automatically tracks and credits the subscriber's account, thus providing valuable marketing information and flexibility with this program. Voyager also markets services through strategic relationships with value added resellers in the local communities, such as trade associations, unions, Web development companies, local area network administrators and retail stores which represent and promote us on a commission basis. These relationships are a significant source of new customers. Voyager does not use mass marketing media as a major source of acquiring new customers, but instead believes that by providing superior customer service and developing strong relationships within local communities, particularly in small- and medium-sized markets, it can continue to grow with very low costs per new customer acquired.

         Free CDs and Diskettes. Upon the request of prospective customers, Voyager distributes free software via CD and diskettes that contain both the Netscape browser software for Windows 2000/98/95, Windows 3.1 and Macintosh, as well as Microsoft's Internet Explorer. The software is configured to facilitate installation and connection to a point of presence. Individuals receiving the CD or diskettes have the opportunity to obtain the free browser software contained on the CD by opening an account with Voyager, either online or via a toll-free telephone number. New customers can be online in a matter of minutes after opening an account online or by calling Voyager's toll-free telephone number.

         Business Sales and Support. Voyager has a business sales and support team dedicated to selling and providing customized support to our growing small- and medium-sized business customers. The business teams include support personnel located throughout its target region. This strong local presence allows it to meet face-to-face with its business customers to evaluate their needs and respond with customized solutions. Voyager's locally-based sales and support teams are supported by additional network engineers at its call centers for trouble-shooting on specific problems.

Network and Technology

         Network Strategy. CoreComm Holdco's network strategy combines the ownership of telephone switching equipment and the leasing of the local telephone lines that run directly to homes and businesses, combined with the leasing of a regional network that carries Internet traffic. This configuration of locally and regionally owned and leased facilities allows CoreComm Holdco to deliver a wide range of communications services over a wide geography within its regions.

         Telephony Network Infrastructure. CoreComm Holdco currently has Class 5 switches operating in Philadelphia, PA; Columbus, OH; Cleveland, OH; and Chicago, IL. These switches are connected via leased local transport to collocations throughout their respective markets where it has equipment collocated with the incumbent local exchange carrier. CoreComm Holdco is able to reduce the number of collocations it establishes with the incumbent local exchange carrier, in each market by utilizing enhanced extended loops, referred to as EELs, that virtually allow CoreComm Holdco to extend its local networks to service customers well outside of the collocation footprint. Also, in areas where CoreComm Holdco does not have facilities in place, it utilizes unbundled network element - platform, referred to as UNE-P, and total service resale provisioning to service its customers. CoreComm Holdco also operates five Class 4 switches to handle its toll-related traffic.

         Internet Network Infrastructure. CoreComm Holdco designed and built its Internet network to specifically service Internet (data) traffic. The network is comprised primarily of the latest Cisco Systems and Juniper Networks routing and switching equipment, which provides a common platform for increased flexibility and maintenance while allowing for the use of advanced routing protocols to quickly and dependably deliver customer traffic. CoreComm Holdco has two Internet network operating centers to oversee traffic flows and general network operations, as opposed to a single network operating center as found in many national networks, which helps create redundancy and ensures a secure and reliable network. CoreComm Holdco is continuously improving its network infrastructure and connectivity costs through relationships with incumbent local exchange carriers and competitive local exchange carriers.

         CoreComm Holdco's Internet points of presence are linked to regional and international network points, or hubs, which are its two Internet-dedicated network operating centers. These network points are linked to the Internet by fiber optic connections and employ asynchronous transfer mode, frame relay and other methods of handling traffic efficiently. Interlinked network points allow Internet users to access sites located on other network points. In the event that one of its subscribers wishes to access a Web site that is located on another service provider's network, data is directed to a network access point where information sharing is conducted under arrangements known as peering. The flow of information across a network access point allows information to be downloaded from one service provider's network to a subscriber on another service provider's network.

         Internet Points of Presence. CoreComm Holdco's approximately 170 dial-in points of presence primarily utilize digital access servers manufactured by 3Com Corporation and Lucent Technologies, Inc. These servers allow for a variety of customer connections from standard dial-up to traditional telecommunications lines, including integrated digital services network. Its network has been reconfigured to include redundant data circuits, which will automatically route customer traffic in the event of a failure, and our network topology offers high levels of performance and security. Through various relationships with competitive local exchange carriers, CoreComm Holdco has been able to reduce the overall number of points of presence by consolidating several of them into "SuperPOPs" with expanded calling areas. The SuperPOP allows CoreComm Holdco to consolidate equipment into one large modem bank and eliminate various telecommunication links from its points of presence back to the network operating center, thereby creating enhanced network reliability and reducing telecommunication costs.

         Network Operations Centers (NOCs). CoreComm Holdco currently has 4 network operations centers localized to manage traffic throughout its footprint. The NOCs are located in Philadelphia, PA, Cleveland, OH, which monitors the Cleveland, Columbus and Chicago networks, East Lansing, MI and New Berlin, WI. The

East Lansing and New Berlin NOCs house all of CoreComm Holdco's internal Internet network equipment, including servers, routers, mail, hosting and disk arrays, as well as its main routing equipment and connection to the Internet. These two NOCs have been interconnected to provide redundancy and to ensure the highest quality data network. Each network operations center is monitored on a 24 hours per day, 365 days per year basis in order to provide the highest level of network performance.

         Peering Relationships. Peering is the act of exchanging data across networks, typically at specific, discrete locations. By allowing separate networks to exchange data, users on a particular Internet service provider's network are able to access information and communicate with users on another provider's network. Many formal peering points exist where several dozen Internet service providers and other providers exchange data, including network access points. Internet service providers can also run connections to peer with several different providers, known as multihoming. Multihoming allows an Internet service provider to provide better service, as inbound and outbound data can go over different routes if a particular network is overloaded. CoreComm Holdco has relationships at multiple points with several different organizations, including Verio, Inc. in Ann Arbor, Michigan, NAP.net in Chicago, Illinois and MCI and Savvis in Kalamazoo, Michigan, thus building in network redundancy that allows for better connectivity for its customers.

Electronic Bonding and Proprietary Systems

         CoreComm Holdco is currently bonded electronically with Ameritech and Verizon. This electronic interface establishes an electronic link between its operating support systems and those of Ameritech and Verizon. Electronic bonding enables CoreComm Holdco to communicate in real-time and ultimately allows for more timely and accurate service ordering and provisioning of customers. CoreComm Holdco has real-time access to customer information while order entry and confirmation are batched and transmitted several times a day. CoreComm Holdco provides service to customers through its proprietary systems, which are designed to interface with the incumbent local exchange carriers' systems through a variety of delivery mechanisms. Its systems and processes have been developed to decrease the risk of human error associated with provisioning customers by manual keying or fax.

         CoreComm Holdco's customer interface systems have been developed and continue to be enhanced in a client/server environment that allows for flexibility to accommodate an expanding customer base, efficient entry into new markets, switch-based services, and rapid development of additional functionality. Its proprietary systems handle all pre-ordering activities, including obtaining customer service records, referred to as CSR, finding and reserving telephone numbers, verifying customer addresses, validating due dates, searching the incumbent local exchange carrier's switches for feature availability, referred to as COFA, and yellow page listings.

         CoreComm Holdco's recent and ongoing enhancements to its information systems include the following:

         o Rating and billing engines are being re-engineered for performance and scalability using a multi-tiered architecture.

         o Provisioning systems for the Ameritech region have been enhanced to support Ameritech's five state region. CoreComm Holdco's service order management system has been enhanced to validate in real time the incumbent local exchange carrier feature availability, integrate the electronic generation of service order data, and integrate automated switch activation software for our Class 5 switches, all within a single system. The provisioning information is entered once, and it flows through our internal systems, our switch, and the incumbent local exchange carrier systems with minimal manual intervention.

         o CoreComm Holdco has automated the migration processes to move customers from resale to on-switch and total service resale to unbundled network element - platform via its service order management system, which has been designed to minimize manual processes with the incumbent local exchange carrier.

         o CoreComm Holdco has purchased and installed a platform for its call centers which has introduced skills-based routing of inbound calls with an automated attendant. This allows it to service its customers better by ensuring that a call is delivered to a customer service representative with the skills necessary to handle the customer.

         o CoreComm Holdco has integrated an auto-dialer with our collections system, which has significantly increased collection agent productivity and effectiveness.

         CoreComm Holdco has invested in the construction of a series of proprietary software applications and an extensive corporate Intranet in its efforts to achieve a paperless work environment in which all job critical information is readily available online. Its employees use the corporate Intranet to access detailed product and corporate information, industry research and updates, competitive intelligence files, online training and certification, calendars, a personnel directory, community activities, philanthropic organizations, and other important content from the convenience of their desktops. Online forms and sophisticated e-mail applications have further increased productivity by enhancing communications.

         CoreComm Holdco currently utilizes internally developed proprietary systems for integrated order management and provisioning, as well as for customer relations management. For billing, it uses a combination of proprietary software and an external service bureau.

         CoreComm Holdco provides customer service and technical support through three call centers located in Philadelphia, PA, Columbus, OH, and East Lansing, MI. It provides 100% of its customer care internally and does not outsource any customer operations to third party providers. CoreComm Holdco has upgraded our phone systems to route calls, track important call-in data, automatically answer questions and move customers quickly through the call-in process. Its comprehensive staff training program and incentive compensation program linked to customer satisfaction has led to significant improvements in the time required to move subscribers through the various calling queues. In addition to using its call centers, customers can also e-mail questions directly to technical support staff, as well as find solutions online through the use of the tutorials found at its web site.

Competition

         The telecommunications industry and all of its segments are highly competitive and many of our existing and potential competitors have greater financial, marketing, technical and other resources than we do. Competition for our products and services is based on price, quality, network reliability, service features and responsiveness to customers' needs.

Competitive Local Exchange Carrier

         In each of its markets, CoreComm Holdco faces competition from incumbent local exchange carriers, including Verizon and Ameritech, as well as other providers of telecommunications services, other competitive local exchange carriers and cable television companies. In the local exchange markets, its principal competitor will be the incumbent local exchange carriers. CoreComm Holdco also faces competition or prospective competition from one or more competitive local exchange carriers. For example the following companies have each begun to offer local telecommunications services in major U.S. markets using their own facilities or by resale of the incumbent local exchange carrier's services or other providers' services: AT&T, MCI WorldCom, McLeod USA, Choice One Communications and Sprint.

         Some of CoreComm Holdco's competitors, including AT&T, MCI WorldCom and Sprint, have entered into interconnection agreements with Verizon and Ameritech in states in which we operate. These competitors either have begun or in the near future likely will begin offering local exchange service in those states. In addition to these long distance service providers and existing competitive local exchange carriers, entities that currently offer or are potentially capable of offering switched telecommunications services include:

         -  wireless telephone system operators;
         -  large customers who build private networks;
         -  cable television companies; and
         -  other utilities.

         Competition in CoreComm Holdco's competitive local exchange carrier business will continue to intensify in the future due to the increase in the size, resources and number of market participants. Many facilities-based competitive local exchange carriers have committed substantial resources to building their networks or to purchasing competitive local exchange carriers or inter-exchange carriers with complementary facilities. By building or purchasing a network or entering into interconnection agreements or resale agreements with incumbent local exchange carriers, including regional Bell operating companies and inter-exchange carriers, a provider can offer single source local and long distance services similar to those offered by us. Additional alternatives may provide competitors with greater flexibility and a lower cost structure than ours. Some of these competitive local exchange carriers and other facilities-based providers of local exchange service are acquiring or being acquired by inter-exchange carriers. These combined entities may provide a bundled package of telecommunications products, including local and long distance telephony, that is in direct competition with the products offered or planned to be offered by CoreComm Holdco.

Internet

         The Internet services market is also extremely competitive. CoreComm Holdco competes directly or indirectly with the following categories of companies:

         - established online services, such as America Online, the Microsoft Network and Prodigy;
         - local, regional and national Internet service providers, such as Earthlink, United Online and Internet America;
         -  national telecommunications companies, such as AT&T and MCI;
         - providers of Web hosting, co-location and other Internet-based business services, such as Verio, Inc.;
         - computer hardware and software and other technology companies that provide Internet connectivity with their products, including IBM and Microsoft Corporation;
         - national long distance carriers such as AT&T, MCI WorldCom and Sprint Corporation;
         - regional Bell operating companies, such as Verizon and Ameritech, and local telephone companies;
         -  cable operators, including AT&T, Comcast and Time Warner Cable;
         -  nonprofit or educational Internet service providers;
         -  online cable services, such as Excite@Home and Roadrunner; and
         -  satellite-based online providers, such as DIRECTV and EchoStar.

         CoreComm Holdco believes that the primary competitive factors determining success as an Internet service provider are:

         -  accessibility and performance of service;
         -  quality customer support;
         -  price;
         -  access speed;
         -  brand awareness;
         -  ease of use; and
         -  scope of geographic coverage.

         Many of the major cable companies and some other Internet access providers offer Internet connectivity through the use of cable modems and wireless terrestrial and satellite-based service technologies. In addition, several competitive local exchange carriers and other Internet access providers have launched national or regional digital subscriber line programs providing high speed Internet access using the existing copper telephone infrastructure. Several of these competitive local exchange carriers have announced strategic alliances with local, regional and national Internet service providers to provide broadband Internet access.

CoreComm Holdco also believes that manufacturers of computer hardware and software products, media and telecommunications companies and others will continue to enter the Internet services market, which will also intensify competition. Any of these developments could materially and adversely affect CoreComm Holdco's business, operating results and financial condition.

         Competition will increase as large diversified telecommunications and media companies acquire Internet service providers and as Internet service providers consolidate into larger, more competitive companies. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage. As a result, CoreComm Holdco's businesses may suffer.

Customer Dependence and Seasonality

         CoreComm Holdco does not depend upon any single customer for any significant portion of its business. Neither our business nor the telecommunications industry are generally characterized as having a material seasonal element, and it does not expect our business or the industry to become seasonal in the foreseeable future.

Employees

         CoreComm Limited has approximately four employees, each of whom is also employed by CoreComm Holdco. As of December 31, 2001, CoreComm Holdco had an aggregate of approximately 1,350 employees. None of these employees are represented by any labor organization. Each of CoreComm Limited and CoreComm Holdco believes that its relationship with its employees is excellent.

GOVERNMENT REGULATION OF THE TELECOMMUNICATIONS SERVICES BUSINESS

Overview

         The telecommunications services we provide are subject to regulation by federal, state and local government agencies. The following summary does not purport to describe all current and proposed regulations and laws affecting the telecommunications industry. Federal and state regulations and legislation are the subject of judicial proceedings, legislative hearings and administrative proposals, which could change in varying degrees the manner in which this industry operates. Neither the outcome of these proceedings nor their impact on the telecommunications industry or CoreComm Holdco's business can be determined at this time. Future federal or state regulations and legislation may be less favorable to CoreComm Holdco than current regulation and legislation and therefore may have a material and adverse impact on its business and financial prospects. In addition, CoreComm Holdco may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.

         At the federal level, the FCC has jurisdiction over interstate and international services. Interstate services are communications that originate in one state and terminate in another. Intrastate services are communications that originate and terminate in a single state and state public service commissions exercise jurisdiction over intrastate services. Municipalities and other local government agencies may also regulate limited aspects of CoreComm Holdco's business, such as use of government-owned rights-of-way and construction permits. CoreComm Holdco's networks are also subject to numerous local regulations such as building codes, franchise and right-of-way licensing requirements.

Telecommunications Act of 1996

         The federal Telecommunications Act, enacted in 1996, has resulted and will continue to result in substantial changes in the marketplace for telecommunications services. These changes include, at present, opening local exchange services to competition and, in the future, a substantial increase in the addressable services for CoreComm Holdco. Among its more significant provisions, the Telecommunications Act:

         o removes legal barriers to entry into some telecommunications services, such as long distance and local exchange services;

         o requires incumbent local exchange carriers such as Verizon or SBC, which we refer to as ILECs, to "interconnect" with and provide services for resale by competitors;

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

Removal of Entry Barriers

         The provisions of the Telecommunications Act should enable us to provide a full range of telecommunications services in any state. Although we may be required to obtain certification from state public service commissions in almost all cases, the Telecommunications Act should limit substantially the ability of a state public service commission to deny a request for certification. The provisions of the Telecommunications Act also reduce the barriers to entry by other potential competitors and therefore increase the level of competition CoreComm Holdco will likely face in all markets affected by the Act. Please refer to the section under this Item 1 of this annual report entitled "CoreComm Holdco's Business-Competition."

Interconnection with Local Exchange Carrier Facilities

         A company may not be able to compete effectively with the ILECs in the switched local telephone services market unless it is able to connect its facilities with the ILEC's facilities and obtain access to some ILEC services and resources under reasonable rates, terms and conditions. The Telecommunications Act imposes a number of access and interconnection requirements on all local exchange providers, including CLECs, with additional requirements imposed on non-rural ILECs. These requirements are intended to provide access to some networks under reasonable rates, terms and conditions. Specifically, ILECs must provide the following:

         o Unbundling of Network Elements. ILECs must offer access to various unbundled elements of their network. This requirement allows competitors to purchase at cost-based rates elements of an ILEC's network that may be necessary to provide service to CoreComm Holdco's customers.

         o Dialing Parity. All local exchange carriers must provide dialing parity, which means that a customer calling to or from a CLEC network cannot be required to dial more digits than is required for a comparable call originating and terminating on the ILEC's network.

         o Telephone Number Portability. All local exchange carriers must provide telephone number portability, which enables a customer to keep the same telephone number when the customer switches local exchange carriers.

         o Reciprocal Compensation. The duty to provide reciprocal compensation means that local exchange carriers must terminate calls that originate on competing networks in exchange for a given level of compensation and that they are entitled to termination of calls that originate on their network, for which they must pay a given level of compensation.

         o Resale. All local exchange carriers generally may not prohibit or place unreasonable restrictions on the resale of their services. In addition, ILECs must offer local exchange services to resellers at a wholesale rate that is less than the retail rate charged to end users.

         o Collocation. Subject to space and equipment use limitations, ILECs must permit CLECs to install and maintain some types of their own network equipment in ILECs' central offices and remote terminals. The rates, terms and conditions are subject to negotiation and, failing agreement, to arbitration before state public utility commissions.

         o Access to Rights of Way. All ILECs, CLECs and some other utilities must provide access to their poles, ducts, conduits and rights-of-way on a reasonable, nondiscriminatory basis to telecommunications carriers.

         o Good Faith Negotiations. ILECs are required to negotiate in good faith with other carriers that request any or all of the arrangements discussed above. If a requesting carrier is unable to reach agreement with the ILEC within a prescribed time, either carrier may request arbitration by the applicable state commission.

         o Rates. The rates charged by incumbent local exchange carriers for interconnection and unbundled network elements must be calculated using a forward-looking, cost-based methodology, and may vary greatly from state to state. These rates must be approved by state regulatory commissions, which often follows a lengthy and expensive negotiation, arbitration, and review process. Recurring and non-recurring charges for telephone lines and other unbundled network elements may change based on the rates proposed by ILECs and approved by state regulatory commissions from time to time, which creates uncertainty about how interconnection and unbundled element rates will be determined in the future and which could have an adverse effect on our operations. The ILECs have appealed certain aspects of the methodology used to set these rates to the United States Supreme Court. If the appeal is successful, it could result in higher prices for interconnection and unbundled network elements.

         While the Telecommunications Act generally requires ILECs to offer interconnection, unbundled network elements and resold services to CLECs, ILEC-to-CLEC interconnection agreements have limited terms, requiring the CLEC to renegotiate the agreements on a periodic basis. ILECs may not provide timely provisioning or adequate service quality, thereby impairing a CLEC's reputation with customers who can easily switch back to the ILEC.

Current Regulatory Issues

         The following regulatory issues are currently before the FCC and various courts and may impact CoreComm Holdco's operations.

Reciprocal Compensation

         In March 2000, the U.S. Court of Appeals for the D.C. Circuit overturned the FCC's previous determination that calls to Internet service providers, which CoreComm Holdco refers to as ISPs, are not local. The court found that the FCC had failed to explain adequately its determination that a call does not "terminate" at an ISP merely because the ISPs then originate further telecommunications that extend beyond state boundaries. In response to this court ruling, in April 2001 the FCC once again determined that calls to ISPs are jurisdictionally interstate, and thus, not subject to reciprocal compensation under Section 251(b)(5) of the Telecommunications Act. Instead, the FCC adopted an interim graduated rate scheme for ISP-bound traffic in which the compensation rates for ISP-bound traffic decrease on a yearly basis. In addition, the FCC initiated a proceeding to comprehensively review all intercarrier compensation schemes, in which it suggested moving to a bill-and-keep regime for all intercarrier payments. The interim graduate rate regime for ISP-bound traffic will remain in place for the next three years or until FCC concludes its review of all intercarrier compensation schemes.

         A number of parties have filed petitions for reconsideration of the FCC's decision regarding compensation for ISP-bound traffic, but the FCC has yet to act on those petitions. In addition, many competitive carriers and state public utility commissions have appealed the FCC's determination to the U.S. Court of Appeals for the D.C. Circuit. The court will hear oral arguments in February 2002. The outcome of this appeal could have an impact on the amount of compensation CoreComm Holdco receives for ISP-bound traffic. As its existing interconnection agreements expire and as it enter new markets, CoreComm Holdco must negotiate new reciprocal compensation rates and traffic scope with each incumbent carrier. A reduction in rates payable for Internet service provider reciprocal compensation could have an adverse effect on its future revenues and business strategy.

Collocation

         The FCC has adopted rules requiring incumbent local exchange carriers to provide collocation to competitive local exchange carriers for the purpose of interconnecting their competing networks. In a July 2001 decision, the FCC concluded that collocating equipment is "necessary" for interconnection or access to unbundled network elements if "an inability to deploy that equipment would, as a practical, economic, or operational matter, preclude the requesting carrier from obtaining interconnection or access to unbundled network elements." In addition, the FCC found that multifunction equipment satisfies the "necessary standard" only if the equipment's primary purpose and function is to provide the requesting carrier with "equal in quality" interconnection or "nondiscriminatory access" to UNEs. Finally, the FCC determined that ILECs are no longer required to permit competitors to construct and maintain cross-connects outside the physical collocation space of the ILEC's premises. However, ILECs must provision cross-connects between collocated carriers upon reasonable request. The ILECs have appealed these findings to the U.S. Court of Appeals for the D.C. Circuit. A successful appeal could provide incumbent carriers with a basis for refusing to collocate multifunction equipment or provide collocation in a timely and efficient manner. This could have a negative impact on CoreComm Holdco's network deployment plans.

Line Sharing

         On December 9, 1999, the FCC released its line sharing order that requires ILECs to offer line sharing as an unbundled network element by June 6, 2000. Line sharing permits CLECs to use a customer's existing line to provide DSL services while the ILEC continues to use the same line to provide voice service. Prices for line sharing will be set by the states based on a cost methodology adopted by the FCC. In January 2001, the FCC clarified that line sharing applies to the entire loop, even when a portion of the loop consists of fiber facilities. Incumbent carriers must also permit competing carriers to self-provision or partner with a data carrier. However, in a February 2001 Clarification Order, the FCC made clear that its prior ruling did not expand an ILEC's obligation to provide access to unbundled packet switching capability. The FCC is currently seeking comment on issues relating to line sharing on fiber facilities.

Local Exchange Carrier Entry Into New Markets

         UNE Entry. The FCC has adopted rules that allow competitors to purchase at cost-based rates elements of an ILEC's network that may be necessary to provide service to CoreComm Holdco's customers. The FCC is currently reviewing the framework under which ILECs must make unbundled network elements available to competing carriers. As a result of this review, the FCC may determine that ILECs no longer need to unbundle certain network elements, which may impact CoreComm Holdco's ability to provide service to its customers. In addition, the FCC is currently considering whether to adopt performance standards for ILECs' provision of unbundled network elements. These standards would ensure that ILECs provision those elements on a timely basis.

         Section 271 Entry. CoreComm Holdco's principal competitor in each market it enters is the ILEC. Some of these carriers, the Regional Bell Operating Companies, which CoreComm Holdco refers to as RBOCs, are currently permitted to provide long distance services to customers outside of their local service areas and in conjunction with their mobile telephone services, but are prohibited from providing long distance services that originate in that states where they provide local telephone service, which is referred to as "in-region long distance service." Section 271 of the Telecommunications Act established procedures under which RBOCs can provide in-region long distance services in a state after receiving approval from the FCC. To obtain approval, the RBOC must comply with a competitive checklist that incorporates, among other things, the interconnection requirements discussed above. Please refer to the section under this Item 1 of this annual report entitled "CoreComm Holdco's Business-Competition-Competitive Local Exchange Carrier."

         Approval from the FCC under Section 271 will enable a RBOC to provide customers with a full range of local and long distance telecommunications services. The provision of landline long distance services by RBOCs is expected to reduce the market share of the major long distance carriers, which may be significant customers of our services. Consequently, the entry of the RBOCs into the long distance market may have adverse consequences on the ability of CLECs both to generate access revenues from the IXCs and to compete in offering a package of local and long distance services. Starting in December 1999, the FCC has approved a number of 271 applications, including applications for New York, Texas, Oklahoma, Kansas, Massachusetts, Connecticut, Pennsylvania, Arkansas, and Missouri. CoreComm Holdco anticipates that the ILECs will soon initiate similar proceedings to obtain long distance service authority in every other state in which CoreComm Holdco operates or plans to operate.

Access Charges

         In addition to charging other carriers reciprocal compensation for terminating local traffic, CoreComm Holdco also collects access charges from carriers for originating and terminating inter-exchange traffic. Federal law requires that these charges be just and reasonable. Some inter-exchange carriers have challenged the switched access rates of some competitive local exchange carriers, asserting that these competitive local exchange carriers' service charges for switched access services are higher than those of the incumbent local exchange carriers serving the same territory, and are therefore unjust and unreasonable. These inter-exchange carriers have refused to pay competitive local exchange carriers any originating access charges in excess of the corresponding incumbent rate. In response, the FCC adopted an order in April 2001, which gradually aligns competitors' access charge rates more closely with those of the ILECs. Specifically, the FCC established a benchmark rate of 2.5 cents per minute for the first year, at the end of which, the rate will drop to 1.8 cents per minute, or the ILEC rate, whichever is higher. At the beginning of year three, the benchmark rate drops to 1.2 cents per minute, or the ILEC rate, whichever is higher. At the end of the third year, the benchmark rate drops to the switched access rate of the competing ILEC. On the effective date of these rules, competitors have the option to tariff their access rates, for those areas where they have previously offered service, at either the benchmark rate or the rate of the corresponding ILEC in the study area of the relevant end-user customer, whichever is higher. Any competitive carrier access charges above the benchmark, will be mandatorily detariffed, although CLECs may negotiate higher rates with inter-exchange carriers. These changes could impair CoreComm Holdco's ability to offer customers lower-cost access services. Moreover, because competitive local exchange carrier access charges are reduced, CoreComm Holdco's revenue could decrease.

         In May 2000, the FCC issued an order adopting an integrated interstate access reform and universal service proposal put forth by a coalition of incumbent local exchange carriers and inter-exchange carriers. Specifically, the FCC removed $650 million in universal service subsidies from interstate access charges paid by long distance carriers and collects that sum through an assessment on all carriers' interstate revenues. In September 2001, the U.S. Court of Appeals for the Fifth Circuit remanded the FCC's decision, concluding that the FCC failed to exercise sufficiently independent judgment in establishing the $650 million amount. The FCC is currently seeking comment on the remand. While these reforms are aimed primarily at price cap, or incumbent, local exchange carriers, it is too early to assess what impact, if any, they will have on CoreComm Holdco.

Universal Service

         Universal service obligations apply to all telecommunications carriers that provide interstate telecommunications services. In May 1997, the FCC issued an order implementing the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service. This order requires all telecommunications carriers providing interstate telecommunications services, including CoreComm Holdco, to contribute to universal service support for schools, libraries and rural health care programs. CoreComm Holdco's contribution to the federal support funds is calculated based on a percentage of its gross end-user interstate and international telecommunications revenue. The amount of CoreComm Holdco's required contribution changes each quarter, but may be passed on to its end users on a pro rata basis. The FCC is currently seeking comment on whether it should change the manner in which it assesses contributions, such as moving from revenue-based to flat-rate assessment, and the way in which carriers recover USF costs from their customers. Furthermore, CoreComm Holdco may be eligible to directly or indirectly receive subsidy funds for telecommunications services it provides to some covered end users. Most state public service commissions have adopted rules or are currently considering actions to preserve universal service and promote the public interest. CoreComm Holdco is currently unable to quantify the amount of subsidy payments that it will be required to make and the effect that these required payments will have on its financial condition.

Relaxation of Regulation

Forbearance

         The Telecommunications Act gives the FCC authority to decide to forebear from regulating carriers if it believes regulation would not serve the public interest. The FCC is charged with reviewing its regulations for continued relevance on a regular basis. As a result of this mandate, a number of regulations that apply to competitive local exchange carriers have been, and others may in the future be, eliminated. CoreComm Holdco cannot, however, guarantee that any regulations that are now or will in the future be applicable to it will be eliminated.

Dominance/Non-Dominance

         Through a series of proceedings, the FCC has established different levels of regulation for "dominant carriers" and "non-dominant carriers." As a non-dominant carrier, CoreComm Holdco is subject to relatively limited regulation by the FCC. However, at a minimum, CoreComm Holdco must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory. One goal of the

Telecommunications Act is to increase competition for telecommunications services and thus reduce the need for regulation of these services. To this end, the Telecommunications Act requires the FCC to streamline its regulation of incumbent local exchange carriers and permits the FCC to forbear from regulating particular classes of telecommunications services or providers. In fact, the FCC is currently considering whether to deem ILECs non-dominant in the provision of broadband services. Since CoreComm Holdco is a non-dominant carrier and, therefore, is not heavily regulated by the FCC, the potential for regulatory forbearance likely will be more beneficial to the incumbent local exchange carriers than to it in the long run.

Detariffing

         The Telecommunications Act requires all common carriers, including CoreComm Holdco, to charge just and reasonable rates for their services and to file schedules of these rates with the FCC. These schedules are known as "tariffs" and they represent a contract between a carrier and its customers. The FCC has used its forbearance authority to eliminate the filing of tariffs in several instances. Most non-dominant carriers must detariff for their interstate inter-exchange services. However, non-dominant carriers are permitted to continue to file tariffs for 101-XXX dial-around type services. For international services, non-dominant carriers may not file any new or revised contract tariffs or tariffs for other long-term international service arrangements and most non-dominant carriers must detariff by January 28, 2002. Rather, non-dominant carriers must now post their rates, terms and conditions in a publicly available form, such as on a website. Furthermore, as explained above, the FCC has recently adopted permissive detariffing for the access charges competitive carriers levy on interstate long distance carriers for completing calls to competitive local exchange carriers' customers. The FCC's preclusion of non-dominant interstate carriers from filing tariffs may increase CoreComm Holdco's exposure to litigation. Currently, tariffs contain provisions limiting the liability of providers on a variety of issues. In the absence of filed tariffs, carriers must rely on negotiated contracts with each customer to provide these liability limitations.

         In addition to requiring the incumbent local exchange carriers to open their networks to competitors and reducing the level of regulation applicable to competitive local exchange carriers, the Telecommunications Act also reduces the level of regulation that applies to the incumbent local exchange carriers, thereby increasing their ability to respond quickly in a competitive market. For example, the FCC has applied "streamlined" tariff regulation of the incumbent local exchange carriers introduction of new services, which shortens the requisite waiting period before which tariff changes may take effect. These developments enable the incumbent local exchange carriers to change rates more quickly in response to competitive pressures. The FCC has also adopted heightened price flexibility for the incumbent local exchange carriers, subject to specified caps. If exercised by the incumbent local exchange carriers, this flexibility may decrease CoreComm Holdco's ability to compete effectively with the incumbent local exchange carriers in its markets.

Local Government Authorizations

         Many jurisdictions where CoreComm Holdco may provide services require license or franchise fees based on a percentage of revenues. Because the Telecommunications Act specifically allows municipalities to charge fees for use of the public rights-of-way, it is likely that jurisdictions that do not currently impose fees will seek to impose fees in the future. However, the amount and basis of these fees have been successfully challenged by several telecommunications service providers. Federal courts have struck down municipal ordinances that:

         o do not relate the fees imposed under the ordinance to the extent of a provider's use of the rights-of-way;

         o do not relate the fees imposed under the ordinance to the costs incurred by the local government in maintaining the rights-of-way; or

         o seek to impose fees based on a concept of the "value" of the use to the provider by relating the fees to provider revenues.

         Additionally, because the Telecommunications Act requires jurisdictions to charge non-discriminatory fees to all telecommunications providers, telecommunications providers are challenging municipal fee structures that excuse other companies, particularly the incumbent local exchange carriers, from paying license or franchise fees, or allow them to pay fees that are materially lower than those that are required from new competitors such as us. A number of these decisions have been appealed and, in any event, it is uncertain how quickly particular jurisdictions will respond to the court decisions without a specific legal challenge initiated by CoreComm Holdco or another competitive local exchange carrier to the fee structure at issue.

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

         As to other telecommunications service providers, such as competitive local exchange carriers and wireless providers, there is no regulation that requires them to give discounts to resellers below the rates offered to end users of the same quantities of similar services. The FCC's requirement that wireless providers offer resale services is currently set to expire on November 24, 2002. Because CoreComm Holdco's cellular service offerings are resale-only, the termination of this policy may adversely affect its ability to offer cellular services in the future.

International Operations

         CoreComm Holdco already provides international resale services and may ultimately expand its operations to other countries. The FCC requires every carrier that originates international telecommunications from within the U.S., either through the use of its own facilities or on a resale basis, to secure in advance an authorization from the FCC under Section 214 of the Telecommunications Act. Additionally, these carriers must comply with other routine reporting requirements. CoreComm Holdco holds a Section 214 Authorization for both facilities-based and resale international services.

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

State Regulation Generally

         Most states require companies to be certified or authorized by the state's public utility commission in order to provide intrastate common carrier or telecommunications services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest.

         In addition to obtaining certification, in each state, CoreComm Holdco must negotiate terms of interconnection with the incumbent local exchange carrier before it can begin providing switched services. State public utility commissions are required to approve interconnection agreements before they become effective and must arbitrate disputes among the parties upon request. CoreComm Holdco has already entered into interconnection agreements with Ameritech, which is now a part of SBC and Verizon. Regulatory changes could require renegotiation of relevant portions of existing interconnection agreements, or require additional court and regulatory proceedings. CoreComm Holdco is not presently subject to state-initiated price regulation based on costs or earnings. Most states require competitive local exchange carriers to file tariffs setting forth the terms, conditions and prices for intrastate services. Some states permit tariffs to list a rate range or set prices on an individual case basis. Other state requirements may include filing of periodic reports, the payment of regulatory fees and surcharges and compliance with service standards and consumer protection rules. Please refer to the section of the prospectus entitled "- Interconnection with Local Exchange Carrier Facilities."

         Several states provide incumbent local exchange carriers with flexibility for their rates, special contracts, such as selective discounting, and tariffs, particularly for services that are considered to be competitive. This pricing flexibility increases the ability of the incumbent local exchange carrier to compete with CoreComm Holdco and constrains the rates it may charge for its services. States may grant incumbent local exchange carriers additional pricing flexibility. At the same time, some incumbent local exchange carriers may request increases in local exchange rates to offset revenue losses due to competition. Some states require prior approvals or notification for some transfers of assets, customers or ownership of a competitive local exchange carrier and for issuance of bonds, notes or other evidence of indebtedness or securities of any nature. Delays in receiving required regulatory approvals may occur.

Item 2.  PROPERTIES.

         We do not own or lease any property. As discussed previously, the first phase of the Holdco recapitalization was completed on December 28, 2001. As a result, CoreComm Limited now owns only approximately 13% of the outstanding common shares of CoreComm Holdco, and CoreComm Holdco now operates the businesses that were historically operated by CoreComm Limited. CoreComm Holdco does not own any property. Some of CoreComm Holdco's subsidiaries lease switch buildings, ILEC collocations and office space in those areas of the Mid-Atlantic and Midwestern United States where they maintain their operations. CoreComm Holdco believes its facilities are adequate to serve its present business operations and needs for the foreseeable future. See the Notes to the CoreComm Holdco Consolidated Financial Statements included elsewhere in this Form 10-K for information concerning lease commitments.

Item 3.  LEGAL PROCEEDINGS.

         As discussed above, the first phase of the Holdco recapitalization was completed in December 2001. As a result, CoreComm Limited now owns only approximately 13% of the outstanding common shares of CoreComm Holdco, and CoreComm Holdco now operates the businesses that CoreComm Limited had historically operated. Through its various operating subsidiaries, CoreComm Holdco purchases goods and services from a wide variety of vendors under contractual and other arrangements that sometimes give rise to litigation in the ordinary course of business. It also provides goods and services to a wide range of customers under arrangements that sometimes lead to disputes over payment, performance and other obligations. Some of these disputes, regardless of their merit, could subject it to costly litigation and the diversion of its technical and/or management personnel. Additionally, any liability from litigation that is not covered by insurance or exceeds its coverage could have a material adverse effect on its business, financial condition and/or operating results. Currently, CoreComm Limited is involved, either directly as a litigant or indirectly through its ownership interest in CoreComm Holdco, in the following outstanding matters which, if resolved unfavorably to CoreComm Limited or CoreComm Holdco, could have a material adverse effect on CoreComm Limited's and/or CoreComm Holdco's business, financial condition and/or results of operations:

         o CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of CoreComm Holdco referred to as CoreComm Newco, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm Newco sought and received an order from an official of the Public Utilities Commission of Ohio, which we refer to as the PUCO, barring Ameritech from refusing to process new CoreComm orders. Ameritech has appealed that order to the PUCO and the appeal is still pending.

            On July 5, 2001, Ameritech filed a claim with the PUCO seeking payment from CoreComm Newco of approximately $8,600,000 allegedly owed under the contract. On August 8, 2001, Ameritech filed a second claim against CoreComm Newco in Ohio state court, seeking an additional approximately $4,300,000 in allegedly improperly withheld amounts. These claims were subsequently consolidated in the United States District Court, with an amended complaint from Ameritech seeking a total of approximately $14,400,000.

            On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss certain of CoreComm Newco's counterclaims. CoreComm Newco's response to those motions is currently due on April 17, 2002 and it intends to oppose Ameritech's requests for dismissal vigorously.

            We believe that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14,400,000 claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $4.1 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, we cannot be certain how the matter will be resolved. We also believe that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. However, it is impossible at this time to predict the outcome of the litigation.

         o Certain operating subsidiaries of CoreComm Holdco are currently involved in litigation with certain subsidiaries of Verizon Communications, Inc., referred to as Verizon, relating to the timeliness and accuracy of Verizon's wholesale billing processes, the legitimacy of various charges that have been levied by Verizon, and the propriety of Verizon's effort to collect those charges by threatening to implement an account embargo and service suspension on the ability of CoreComm Holdco's subsidiaries to process new and pending service orders unless payment is made on the amounts demanded.

            On or about January 31, 2002, the subsidiaries of CoreComm Holdco operating in Delaware, District of Columbia, Maryland, Massachusetts, New York and Pennsylvania received correspondence from Verizon claiming that Verizon was owed a total of approximately $14 million for services allegedly provided in those states and threatening to activate embargo procedures on their accounts if payment of the alleged amounts was not received. In response, the subsidiaries challenged the accuracy of Verizon's figures and provided formal written notice to Verizon disputing its claims and reiterating their several prior requests that Verizon provide additional information to support its contentions and resolve a variety of apparently systemic problems with its wholesale billing systems. Additionally, the subsidiaries in Pennsylvania, New York and Massachusetts proceeded to initiate litigation against Verizon before the appropriate regulatory authorities and/or in civil court.

            After further discussions and agreements between the parties, on February 28, 2002 Verizon withdrew its embargo threats in all states except Massachusetts. In Massachusetts, Verizon filed an answer to the complaint along with counterclaims seeking approximately $1.4 million in payment for allegedly past due charges. CoreComm Massachusetts is currently preparing an answer to these counterclaims that will dispute the accuracy of Verizon's contentions and discussions regarding a mutually agreeable resolution of the matter are continuing between the parties.

            In Pennsylvania, litigation between ATX Telecommunications Services, Inc., a wholly-owned subsidiary of CoreComm Holdco, and Verizon is continuing. In the meantime, on March 4, 2002 ATX received a letter from Verizon asserting that Verizon is owed approximately $5.7 million in allegedly past due charges and threatening to implement a service embargo. ATX is currently reviewing Verizon's claims against its own billing records and believes that the amount at issue could be substantially less than the amount claimed by Verizon when taking into account (a) Verizon's historical billing errors,
            (b) payments that have been or will be made in the ordinary course, and (c) unresolved disputes over prior charges. Accordingly, on March 29, 2002, ATX filed a petition with the Hearing Examiner in its complaint case advising that the $5.7 million figure alleged in Verizon's embargo letter has been placed into dispute by ATX due to Verizon's billing errors, that approximately $3 million of erroneous charges have already been found which ATX believes should be deducted from the claimed amount, and asking the Hearing Examiner to issue an order that would prevent Verizon from implementing a service embargo during the pendancy of the complaint proceeding. ATX intends to vigorously litigate its complaint regarding Verizon's billing errors, including the longstanding, apparently systemic problems that ATX has experienced with Verizon's billing systems, and pursue all available claims, counterclaims and offsets, including defending against any effort to implement any embargo or service suspension. However, it cannot presently predict how the matter will be resolved and if Verizon were to prevail on its claims and/or activate an account embargo or service suspension, it could have a material adverse affect on our business, financial condition and/or results of operations.

         o On December 3, 2001, General Electric Capital Corp. filed a lawsuit in the Circuit Court of Cook County, Illinois against CoreComm Limited and MegsINet, Inc., an indirect subsidiary of CoreComm Holdco, seeking approximately $8 million in allegedly past due amounts under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss certain of GECC's claims. GECC's response to the motion is currently due on April 9, 2002, defendants' reply is presently due on April 26, 2002 and oral argument on the motions is presently scheduled for May 13, 2002. CoreComm Holdco is currently in settlement discussions with GECC regarding these claims.

         o On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CoreComm Limited, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet, Inc. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a collocation agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers.

         o On July 6, 2001, MCI initiated a compulsory arbitration action against CoreComm Holdco's subsidiary CoreComm Communications, Inc. in connection with a dispute arising under a carrier services agreement between the parties. The arbitration demand contends that MCI is owed in excess of $1.9 million for circuits that were allegedly ordered by CoreComm Communications, Inc. under a carrier agreement. MCI has subsequently asserted that under one theory of the case premised on its reading of provisions relating to alleged early termination penalties, its claims could exceed $10 million, and under another theory involving a different computation its claims could exceed $4.5 million. The defendant has denied MCI's claims, asserting that the circuits were never ordered under the contract and have been improperly billed by MCI, and the defendant does not agree with MCI's various damages theories. MCI has admitted that there are no signed written orders for a substantial majority of the circuits, and the contract states that all orders must be submitted in writing signed by the ordering party. Discovery in this matter has been completed, and the case is currently scheduled for trial before the arbitrator in April 2002. The defendant is litigating the suit vigorously and pursuing all available claims and defenses.

         o We have received correspondence from a law firm on behalf of Weston Telecommunications, L.L.C., referred to as Weston, asserting that Weston is the assignee of certain rights of Easton Telecom Services, Inc., referred to as Easton, under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet, Inc. On March 1, 2002, Easton Telecom Services, LLC., formerly known as Weston, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. asserting the claims discussed above. The defendant has investigated Weston's claims and does not believe that they have merit. Defendant's answer to Easton's complaint is presently due on April 24, 2001 and we intend to defend ourselves vigorously and pursue all available claims and defenses, including multiple defenses to the validity of the alleged contracts at issue.

         o FiberStream, Inc., a direct subsidiary of CoreComm Limited, has been in communications with Metromedia Fiber Networks, Inc., referred to as MFN, regarding a dispute between the parties under a General Agreement dated September 29, 2000 and a related Product Order of the same date. The dispute centers around the accuracy of certain statements that were made by MFN concerning the nature of its network at the time of contracting, the timeliness of the installation of the circuits by MFN under the agreement, and FiberStream's obligation, if any, to make payments in respect of those circuits. MFN has indicated that unless payment is made for the circuits, it may initiate arbitration under the agreement and seek early termination penalties in excess of approximately $1.1 million. FiberStream has rejected MFN's demands and has advised that it will defend itself vigorously and pursue all available counterclaims, including claims for fraudulent inducement relating to the execution of the contract and damages arising from MFN's alleged failure to perform under the contract. The parties have discussed the prospect of settling their respective claims without resort to litigation and those discussions are presently ongoing.

         o On October 9, 2001, Enavis Networks, Inc. filed an action in the Circuit Court of Pinellas County, Florida against CoreComm Limited asserting that Enavis is owed approximately $420,000 relating to the alleged sale and installation of telecommunications equipment by Enavis. We have filed a motion to dismiss this action for lack of personal jurisdiction over us in Florida and this motion is still pending. Upon resolution of the motion to dismiss in Florida and assuming that the matter proceeds in litigation, we intend to defend this action vigorously and assert counterclaims against Enavis arising from Enavis' failure to provide equipment complying with CoreComm's specifications.

         o On or about September 14, 2001, a lawsuit was filed by WXIII/Far Yale Gen-Par, LLC, as General Partner of WXIII/Far Yale Real Estate Limited Partnership, referred to as Yale, against CoreComm Communications, Inc., a direct, wholly-owned subsidiary of CoreComm Holdco, and CoreComm Limited seeking approximately $172,500 in unpaid rent, interest and other charges allegedly owed under a commercial real estate lease between Yale and CoreComm Communications as to which CoreComm Limited is the guarantor. On or about February 5, 2002, Yale filed a motion with the court requesting permission to amend the complaint to specify a revised figure of $404,290.87 as the amount allegedly due under the lease and to add an additional count asking the court to issue a preliminary injunction preventing the defendants from transferring, selling, assigning, encumbering or otherwise hypothecating any of their assets, including any debt or equity interests in their subsidiaries, except for usual and ordinary expenses paid in the usual and ordinary course of business. On February 27, 2002, Yale's motion for a preliminary injunction was denied subject to the substitution of CoreComm Holdco for CoreComm Limited as guarantor on the lease and Yale's motion to specify the revised figure of $404, 290.87 was granted. The defendants are currently proceeding to make the substitution relating to the guarantee and are litigating the matter vigorously.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of CoreComm Limited during the quarter ended December 31, 2001.

                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         CoreComm Limited formerly was a wholly owned subsidiary of Cellular Communications of Puerto Rico, Inc., referred to as CCPR and formerly known as CoreComm Incorporated. On September 2, 1998, CCPR distributed to its stockholders, on a one for one basis, all of the capital stock of CoreComm Limited. CoreComm Limited common stock began trading on the Nasdaq National Market on September 2, 1998, under the Nasdaq symbol "COMFV". Subsequently, on September 3, 1998, the symbol was changed to "COMMF," and on September 17, 1999, the symbol was changed to "COMM", under which it presently trades. The following table sets forth, for the periods indicated, the high and low bid prices as reported on the Nasdaq National Market.


                                                                                             Bid Price
                                                                                             ---------
                                                                                       High               Low
2000                                                                                   ----               ---
First Quarter                                                                          $49.13            $32.08
Second Quarter                                                                         $42.81            $14.69
Third Quarter                                                                          $20.38            $ 7.81
Fourth Quarter                                                                         $ 8.00            $ 2.06
2001
First Quarter                                                                          $ 4.75            $  .09
Second Quarter                                                                         $  .63            $  .09
Third Quarter                                                                          $  .22            $  .06
Fourth Quarter                                                                         $  .20            $  .07
2002
First Quarter                                                                          $  .16            $  .06
Second Quarter (through April 4, 2002)                                                 $  .10            $  .08

         On April 4, 2002, the last bid price for CoreComm Limited common stock on the Nasdaq National Market was $0.09. As of April 4, 2002, there were approximately 505 record holders of CoreComm Limited common stock. This figure does not reflect beneficial ownership of shares held in nominee names.

         Limited has never paid cash dividends on its common stock and is currently restricted from doing so by the terms of its senior credit facility. Limited does not presently contemplate paying cash dividends and believes that it is extremely unlikely that it will pay cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA.

         The following selected financial data of CoreComm Limited and its predecessor, OCOM Corporation Telecoms Division, referred to as OCOM, should be read in conjunction with the historical financial statements and notes thereto of CoreComm Limited and CoreComm Holdco included elsewhere in this Form 10-K. The selected historical financial data relates to OCOM as it was operated prior to its acquisition by CoreComm Limited.

         The first phase of the Holdco recapitalization, which was completed by December 28, 2001, reduced CoreComm Limited's ownership of CoreComm Holdco from 100% to approximately 13%. At that time, CoreComm Limited began to account for CoreComm Holdco on the equity method and no longer consolidated CoreComm Holdco.




                                                                                                     The Predecessor (OCOM)
                                                                                                     ----------------------
                                                                          For the Period from
                                       Year Ended December 31,            April 1, 1998 (date
                                                                         operations commenced)    For the Period from   Year Ended
                                                                            to December 31,        January 1, 1998 to   December 31,
                                2001 (1)       2000 (2)       1999 (3)         1998 (4)              May 31, 1998          1997
                                ----           ----           ----             ----                  ------------          ----
                                                              (in thousands, except per share data)
Income statement data:
Revenues                         $293,207       $132,122        $58,151       $  6,713                 $  1,452         $  3,579
Operating expenses                905,840        431,449        161,376         25,139                    4,234            7,954
(Loss) before
  extraordinary item             (659,088)      (313,811)      (103,524)       (16,255)                  (2,782)          (4,379)
Gain on early
  extinguishment of debt           39,498              -              -              -                        -                -
Net (loss)                       (619,590)      (313,811)      (103,524)       (16,255)                  (2,782)          (4,379)
Net (loss) per common
  share basic and diluted (5):
(Loss) before extraordinary item    (6.77)         (6.73)         (3.03)          (.55)                    (.09)            (.15)
Gain on early extinguishment
  of debt                            0.39              -              -              -                        -                -
Net (loss)                          (6.38)         (6.73)         (3.03)          (.55)                    (.09)            (.15)
Weighted average number of
  common shares basic and
  diluted (5):                    100,669         47,480         34,189         29,678                   29,664           29,419



                                                                                                The Predecessor (OCOM)
                                                                                                ----------------------
                                                                            December 31,
                                                 2001 (1)        2000 (2)        1999 (3)       1998 (4)      1997
                                                 --------        ----            ----           ----          ----
                                                                           (in thousands)
Balance sheet data:
Working capital (deficiency)                    $(25,545)      $(123,642)      $121,292      $133,899         $(950)
Fixed assets, net                                    146         179,651         90,619         3,582         1,269
Total assets                                      12,423         909,763        392,103       176,526         1,731
Long-term debt                                   261,624         358,624        179,318           283            --
Notes payable to affiliates                           --          16,170             --            --            --
Other noncurrent liabilities                          --           2,693         14,564           218            --
Shareholders' equity (deficiency)               (274,900)        316,278        126,926       169,297            --
Parent's investment                                   --              --             --            --           321

(1) In 2001, we borrowed $65 million under the senior secured credit facility and we issued $25 million aggregate principal amount of unsecured convertible notes. In addition, we completed the first phase of the Holdco recapitalization. Please refer to Item 1, Business.

     We reduced the carrying value of fixed assets, goodwill and other intangibles by $368.3 million, we recorded non-cash compensation expense of $8.7 million as a result of the Holdco recapitalization, and we recorded reorganization and other charges of $39.5 million. We also recorded an extraordinary gain on the extinguishment of debt of $39.5 million, of which $23.0 million is related to the Holdco recapitalization.

(2) In 2000, we acquired Voyager.net, Inc. and ATX Telecommunications Services, Inc. In addition, we borrowed $91.1 million under a senior secured credit facility, issued $108.7 million aggregate principal amount of senior unsecured notes and issued $16.1 million aggregate principal amount of senior unsecured convertible notes.

     Also in 2000, we reduced the carrying amount of goodwill and other intangibles by $35.9 million, we recorded non-cash compensation expense of $43.4 million and we recorded reorganization and other charges of $12.7 million.

(3) In 1999, we acquired 100% of the stock of MegsINet Inc. and the CLEC assets of USN Communications, Inc. In addition, we issued $175 million principal amount of 6% Convertible Subordinated Notes due 2006.

(4) During the period from April 1, 1998, the date operations commenced, to December 31, 1998, CCPR made the following contributions to CoreComm Limited prior to the spin-off: (a) a cash contribution of $150 million, (b) businesses acquired by CCPR in April and June 1998 and (c) the subsidiary that owns various LMDS licenses in Ohio that were acquired for an aggregate of $25,241,000.

(5) After giving retroactive effect to the 3-for-2 stock split by way of stock dividend paid in September 1999 and the 3-for-2 stock split by way of stock dividend paid in February 2000. The weighted average number of common shares prior to September 1998 are equivalent to CCPR's historical weighted average shares, since CCPR stockholders received one share of the Company for each CCPR shared owned.

     CoreComm Limited has never declared or paid any cash dividends.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements of CoreComm Limited and related financial information are based on the application of generally accepted accounting principles, referred to as GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on CoreComm Limited's financial statements, either because of the significance of the financial statement item to which they relate, or because they require more judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, transactions which are continuous in nature.

         o CoreComm Limited, through its ownership of CoreComm Holdco, maintains an allowance for doubtful accounts receivable for estimated losses resulting from the potential inability of its customers to make payments. The allowance for doubtful accounts is estimated based on the current aging of receivables and prior collection experience. If the financial condition of our customers were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowance may be required.
         o CoreComm Limited's and CoreComm Holdco's determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. Legal counsel is consulted on matters related to litigation. Experts both within and outside the company are consulted with respect to other matters that arise in the ordinary course of business. Examples of such matters that are based on assumptions, judgments and estimates are the amount to be paid to terminate certain agreements included in reorganization costs, the amounts to be paid to settle certain toll and interconnection liabilities, the amount to be paid as a result of certain sales and use tax audits and potential liabilities arising from other sales tax matters. A liability is accrued if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable.
         o CoreComm Limited and CoreComm Holdco review long-lived assets and goodwill for impairment as described in the Notes to Consolidated Financial Statements. In analyzing potential impairments, projections of future cash flows from the asset are used. The projections are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.
         o Fixed assets and intangible assets are assigned useful lives which impacts the annual depreciation and amortization expense. The assignment of useful lives involves significant judgments and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change.
         o In 2001, reorganization charges were recorded as a result of additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. These charges, for both severance and exit costs, required the use of estimates. Actual results could differ from those estimated for reorganization.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the first phase of the Holdco recapitalization, CoreComm Limited, which formerly owned 100% of CoreComm Holdco's outstanding capital stock, now owns only approximately 13% of CoreComm Holdco's outstanding capital stock. CoreComm Holdco owns 100% of the business operations which CoreComm Limited formerly owned indirectly through CoreComm Holdco. However, CoreComm Limited remains a party liable under the $156.1 million senior secured credit facility and has no right to withdraw any additional money under that facility. In addition, as of December 31, 2001, CoreComm Limited had obligations of approximately $586 million of debt and preferred securities now held by CoreComm Holdco, the $4.75 million principal amount of public notes that are not held by CoreComm Holdco, and other liabilities. In addition, the senior secured credit facility does not allow CoreComm Holdco to pay any dividends or distribute assets to CoreComm Limited. As a result of these financial conditions, CoreComm Limited currently lacks the resources to meet its obligations as they become due.

         The auditors of CoreComm Limited have included a going concern explanatory paragraph in their audit report for CoreComm Limited for the year ended December 31, 2001, which states that these conditions raise substantial doubt about CoreComm Limited's ability to continue as a going concern. The audit report of CoreComm Holdco does not contain such a paragraph as it is anticipated that CoreComm Holdco will be able to meet its obligations as they become due with cash on hand and funds from operations during 2002.

         CoreComm Limited does not contemplate raising any additional financing in the foreseeable future.

         As a result of the first phase of the Holdco recapitalization, CoreComm Holdco holds $160 million principal amount of CoreComm Limited's public notes, approximately $105.7 million principal amount of CoreComm Limited's Senior Unsecured Notes and all of CoreComm Limited's outstanding preferred stock. CoreComm Limited does not have the financial resources to meet the obligations under these notes and preferred stock if CoreComm Holdco requires it to do so. Limited has agreed that it will surrender to Holdco the number of shares of Holdco common stock that Holdco issues in the exchange offers and the merger. Therefore, if the merger is completed, Limited will own no common stock of Holdco, and thus will own no material assets, since Holdco common stock is Limited's only material asset. In exchange for Limited surrendering such shares of Holdco common stock, Limited and CoreComm Holdco have agreed to waivers and amendments to delay Limited from having to make any payments with respect to these securities.

         Under the exchange offers, those stockholders and noteholders who exchange their shares and notes, respectively, will receive shares of CoreComm Holdco, and would no longer hold securities of CoreComm Limited.

         CoreComm Limited may lack the resources to meet the obligations of the remaining $4.75 million in principal amount of public notes that are not held by CoreComm Holdco. CoreComm Limited did not pay any interest that was due on the public notes on October 1, 2001 until December 2001 at which time it paid such interest to the parties that entered into public note agreements in connection with the first phase of the Holdco recapitalization. On March 28, 2002, the October 1, 2001 interest payment, together with interest accrued thereon, was paid on the $4.75 million in principal amount of public notes that did not receive the October 1, 2001 interest payment in December 2001. The April 1, 2002 interest payment on the public notes has not yet been paid. The cash consideration component of CoreComm Holdco's exchange offer for public notes is equivalent to the April 1, 2002 interest payment and will be made with respect to those public notes that Holdco accepts in the exchange offer.

         On February 14, 2002, CoreComm Limited received written notification from Nasdaq indicating that CoreComm Limited failed to comply with the minimum market value of publicly held shares and minimum bid price requirements for continued listing on the Nasdaq National Market and that CoreComm Limited would have until May 15, 2002 to regain compliance. If the Holdco recapitalization is not successfully completed and CoreComm Limited does not regain compliance by this date, Nasdaq stated that it will then provide CoreComm Limited with written notification that its common stock will be delisted from the Nasdaq National Market. CoreComm Limited has not yet determined what action it will take if it receives this written notification. If CoreComm Limited common stock is delisted from the Nasdaq National Market, shares may trade in the Nasdaq Small Cap Market or the over-the-counter market and price quotations may be reported by other sources. The extent of the public market for the shares of CoreComm Limited common stock and the availability of quotations for shares of CoreComm Limited common stock would, however, depend upon the number of holders of shares remaining at that time, the interest in maintaining a market in shares of CoreComm Limited common stock on the part of securities firms, the possible termination of registration of the shares under the Securities Exchange Act of 1934, as described below, and other factors.

         On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. CoreComm Limited's contractual obligations and commercial commitments are summarized below, and are fully disclosed in the Notes to Consolidated Financial Statements.

         The following table includes aggregate information about CoreComm Limited's contractual obligations as of December 31, 2001 and the periods in which payments are due:


                                                                   Payments Due by Period
Contractual                                            Less than 1             1-3               4-5           After 5
Obligations                            Total               Year               Years             Years           Years
---------------------------------- --------------- --------------------- ----------------- ----------------- -------------
                                                      (in thousands)
Long-Term Debt (1)                 $270,429                   $  -              $105,679      $164,750           $  -

Capital Lease
   Obligations                       none

Operating Leases                     none

Unconditional
   Purchase Obligations              none

Other Long-Term
   Obligations                       none

Total Contractual
   Cash Obligations                 $270,429                 $  -               $105,679      $164,750          $  -


         The following table includes aggregate information about CoreComm Limited's commercial commitments as of December 31, 2001. Commercial commitments are items that CoreComm Limited could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.


                                                                             Amount of Commitment
                                                                            Expiration Per Period

    Other Commercial          Total Amounts         Less than 1             1 - 3               4 - 5              Over 5
       Commitments              Committed              year                 years               years              years
-------------------------- -------------------- -------------------- -------------------- ------------------- -----------------
                                                  (in thousands)
Guarantees (2)               $172,274               $  -                 $11,700             $76,050            $84,524
Lines of Credit                  none

Standby Letters of
Credit                           none


Standby Repurchase
Obligations
                                 none

Other Commercial
Commitments                      none

Total Commercial
Commitments                   $172,274             $  -                  $11,700              $76,050             $84,524


(1)  Long-term debt includes $164,750,000 principal amount of 6%
     Convertible Subordinated Notes and $105,679,000 principal amount of Senior Unsecured Notes due 2003, before unamortized discount of $8,805,000.

(2) Guarantees include CoreComm Holdco's senior secured credit facility of $156,100,000, which is unconditionally guaranteed by CoreComm Limited and CoreComm Holdco, and CoreComm Holdco's 10.75% Unsecured
     Convertible PIK Notes due April 2011 of $16,174,000 including accrued PIK interest for which CoreComm Limited and CoreComm Holdco are co-obligors.

Consolidated Statement of Cash Flows

         For the year ended December 31, 2001, cash used in operating activities decreased to $67,349,000 from $131,002,000 in the year ended December 31, 2000 primarily due to significant efforts to reduce expenses and other efforts to improve cash flow.

         For the year ended December 31, 2001, cash used to purchase fixed assets decreased to $5,231,000 from $65,321,000 in the year ended December 31, 2000 which reflected the modifications to CoreComm Limited's business plan and the efforts to improve cash flow.

         Cash used in investing activities includes a decrease in cash of $24,966,000, which represents the cash of CoreComm Holdco at the time of its deconsolidation.

         Proceeds from borrowings, net of financing costs, of $88,679,000 was from the borrowings under the senior secured credit facility in January and April 2001 and the issuance of the 10.75% Unsecured Convertible PIK Notes due 2011 in April 2001.

Results Of Operations

         The first phase of the Holdco recapitalization was completed on December 28, 2001. As a result of the completion of the first phase of the Holdco recapitalization, CoreComm Limited's only material asset is its ownership of approximately 13% of the outstanding capital stock of CoreComm Holdco. The operating results of CoreComm Limited discussed herein include CoreComm Holdco for all periods prior to its deconsolidation. After December 28, 2001, CoreComm Limited accounts for all of CoreComm Holdco's operations using the equity method. CoreComm Limited does not have any significant operations of its own.

         CoreComm Limited's original business plan included construction of facilities-based network in numerous markets and expansion through acquisitions. CoreComm Limited commenced providing telephone service on a resale basis while its network construction was in process. CoreComm Limited also incurred significant advertising and marketing costs in order to create name recognition and significant other operating and administrative costs used in establishing the business. All of these activities required cash expenditures which is reflected in the approximately $1.1 billion deficit at December 31, 2001, CoreComm Limited's history of operating and net losses, cash used in operating activities of $216 million from April 1, 1998 (date operations commenced) to December 31, 2000 and cash used for purchases of fixed assets of $88 million from April 1, 1998 (date operations commenced) to December 31, 2000.

         In July 2001, CoreComm Limited finalized the streamlining of its operating structure to focus on CoreComm Holdco's two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market and the second is bundled local telephony and Internet products efficiently sold, serviced and provisioned via Internet-centric interfaces to the residential market.

         CoreComm Limited engaged in significant efforts to reduce expenses in all areas of its business, while maintaining its revenue initiatives. These plans were implemented through a variety of means, including facility consolidation, headcount reduction, efficiency improvements, vendor negotiations and network optimization.

         CoreComm Limited has also engaged in significant efforts to capitalize on more profitable UNE, UNE-P and enhanced extended loop provisioning and pricing to reduce existing network costs and capital expenditures, and enhance gross margins going forward. A large portion of CoreComm Limited's business and residential local access lines have been converted to these more profitable services, resulting in improved operating results on a going forward basis.

         In addition, CoreComm Limited has made significant progress in improving the operating efficiency of its networks, while also reducing network costs. The associated cost savings and product enhancements have come from increased overall efficiency, improved pricing terms, as well as the elimination of duplicative or unneeded network facilities.

Years Ended December 31, 2001 and 2000

         As a result of the completion of the acquisitions of ATX and Voyager in September 2000, CoreComm Limited consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 2000 results prior to October 1, 2000.

         The increase in revenues to $293,207,000 from $132,122,000 is due to acquisitions in 2000, which accounted for $166,737,000 of the increase. This increase is offset by a decline in revenue attributed to the customer base associated with the USN assets to $21,340,000 from $28,174,000. The revenues from the USN customer based peaked in the third quarter of 1999 after CoreComm Limited's acquisition in May 1999 and, as expected, declined thereafter. USN Communications, Inc. was a CLEC that operated on a resale basis. The underlying operations, customer relationships and future revenue streams of the resale CLEC business have declined since CoreComm Limited's acquisition. CoreComm Holdco has substantially reduced its resale business to focus on more profitable services.

         Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs increased to $224,807,000 from $142,323,000 due to acquisitions in 2000, which amounted to $111,878,000 of the increase. This increase is offset by a decrease in costs of $29,394,000 in 2001 primarily as a result of the implementation of CoreComm Limited's modified business plan as described above.

         Selling, general and administrative expenses decreased to $97,759,000 from $111,010,000 primarily as a result of the implementation of CoreComm Limited's modified business plan as described above. These expenses decreased by $65,699,000 in 2001 after adjusting for the increase due to acquisitions in 2000, which amounted to $52,448,000.

         Corporate expenses include the costs of CoreComm Limited's officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses decreased to $8,335,000 from $12,884,000 primarily as a result of the implementation of CoreComm Limited's modified business plan as described above.

         In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, CoreComm Limited recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million due to the issuance of options to employees in 2000 at an exercise price of $14.55 which was less than the fair value of Limited's common stock on the date of the grant. From April 2000 to December 31, 2001, the deferred non-cash compensation was charged to expense, including $21.6 million and $9.7 million in the years ended December 31, 2001 and 2000, respectively. Also in 2000, non-cash compensation includes $4.7 million related to option rescissions.

         Other charges in 2001 include reorganization charges of $37,372,000 and an adjustment to the reserve for notes receivable from former officers of an acquired business of $2,142,000. The reorganization charges relate to the Company's announcements in May and July 2001 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. An aggregate of $21,386,000 of these costs are for equipment and other assets that did not and will not require any future cash outlays. The employee severance and related costs in 2001 are for approximately 630 employees to be terminated, none of whom were still employed by the Company as of December 31, 2001. The major actions involved in the 2001 reorganization included: (1) consolidation of functions such as network operations, customer service and finance, (2) initiatives to increase gross margins and
(3) agreements with vendors to reduce or eliminate purchase commitments. The consolidation of functions resulted in employee terminations and the closing of offices. Employee severance and related costs, lease exit costs and fixed assets and prepayment write-downs include charges related to these actions. Initiatives to increase gross margins resulted in consolidation of network assets and elimination of redundant and less profitable facilities. Charges for these actions include lease exit costs and fixed assets and prepayment write-downs. Finally, reductions or elimination of purchase commitments resulted in agreement termination charges. All of these actions are expected to be completed by June 30, 2002. Fixed assets and prepayments written-off include $5.3 million related to vacated offices, $13.4 million for network assets in abandoned markets and $2.7 million for prepayments in respect of ILEC facilities in abandoned markets.

         Other charges in 2000 include a reserve of $8,700,000 for notes receivable from former officers of an acquired business, and reorganization charges of $4,006,000. The employee severance and related costs in 2000 were for approximately 250 employees to be terminated, none of whom were still employed by CoreComm Limited as of December 31, 2000.


         The following table summarizes the reorganization charges incurred and utilized in 2000 and 2001:

                                           Employee                                                  Fixed
                                          Severance            Lease                                Assets
                                         And Related            Exit            Agreement             And
                                            Costs              Costs           Terminations       Prepayments         Total
                                      -------------------------------------------------------------------------------------------
                                                                        (in thousands)
Charged to expense                       $2,089                  $1,917                 $-                 $-        $4,006
Utilized                                   (775)                 (1,396)                 -                  -        (2,171)
                                      -------------------------------------------------------------------------------------------
Balance, December 31, 2000                 1,314                    521                  -                  -         1,835
Charged to expense                         3,409                  6,928              6,572             21,772        38,681
Adjustments                                 (996)                    73                  -               (386)       (1,309)
Utilized                                  (3,218)                (4,416)            (2,914)           (21,386)      (31,934)
Deconsolidation of CoreComm Holdco          (509)                (3,106)            (3,658)                 -        (7,273)
                                      -------------------------------------------------------------------------------------------
Balance, December 31, 2001                   $-                      $-                 $-                 $-            $-
                                      ===========================================================================================


         CoreComm Holdco performed a review of the recoverability of its goodwill and long-lived assets, which indicated that the carrying value of certain assets would not be recoverable. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. Asset impairments in 2001 include a write-down of goodwill of $186,160,000 and a write-down of fixed assets of $14,529,000 in the fourth quarter of 2001 prior to the deconsolidation as a result of this evaluation. In addition, at March 31, 2001, CoreComm Limited reduced the carrying amount of goodwill related to the Voyager and MegsINet acquisitions by $167,599,000. In connection with the reevaluation of its business plan and the decision to sell its non-CLEC assets and businesses, CoreComm Limited was required to report all long-lived assets and identifiable intangibles to be disposed of at the lower of carrying amount or estimated fair value less cost to sell. The carrying amount of goodwill related to these acquisitions is eliminated before reducing the carrying amounts of the other assets. The estimated fair value of these businesses was determined based on information provided by the investment bank retained for the purpose of conducting this sale.

         At December 31, 2000, CoreComm Limited wrote-off the carrying amount of intangible assets from certain business combinations, and reduced the carrying amount of its LMDS licenses. Asset impairments in 2000 include goodwill of $6,690,000, workforce of $577,000 and customer lists of $7,517,000. These assets were primarily related to the Company's resale CLEC business, which was acquired in 1999. The underlying operations, customer relationships and future revenue streams had deteriorated significantly since the acquisition. These were indicators that the carrying amount of the resale-related assets was not recoverable. The Company estimated that the fair value of these assets was zero due to the lack of potential buyers, the overall deterioration of the resale CLEC business environment and because of the negative cash flow of these resale businesses for the foreseeable future. Also at December 31, 2000, in connection with the reevaluation of its business plan announced in April 2001, the Company reduced the carrying amount of its LMDS licenses by $21,136,000 to reflect their estimated fair value. The estimated fair value was determined based on an analysis of sales of other LMDS licenses.

         Depreciation expense increased to $48,110,000 from $30,746,000 primarily as a result of an increase in fixed assets due to acquisitions in 2000.

         Amortization expense increased to $97,389,000 from $42,420,000 due to the amortization of goodwill from the acquisitions in 2000.

         Interest income and other, net, decreased to $1,957,000 from $6,223,000 primarily due to the reduction of interest income resulting from lower cash balances in 2001.

         Interest expense increased to $48,314,000 from $20,457,000 primarily due to increased borrowings to fund CoreComm Limited's acquisitions and operations.

         The income tax provision of $98,000 in 2001 and $250,000 in 2000 are for state and local income tax.

         Extraordinary gains in 2001 of $39,498,000 relate to the completion of the first phase of the Holdco recapitalization, as well as the successful settlement of various equipment and working capital notes, capital leases and other liabilities for less than the outstanding balance.

Years Ended December 31, 2000 and 1999

         As a result of the completion of the acquisitions of ATX and Voyager in September 2000, CoreComm Limited consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1999 results.

         The increase in revenues to $132,122,000 from $58,151,000 is primarily due to acquisitions in 2000, which accounted for $59,164,000 of the increase. The remainder of the increase is primarily due to an increase in CLEC and ISP revenues from an increase in customers. The revenues from the USN customer base peaked in the third quarter of 1999 after CoreComm Limited's acquisition in May 1999 and declined thereafter. Additionally, prepaid cellular debit card and cellular long distance revenues declined as a result of CoreComm Limited's termination of these services in the third quarter of 1999. CoreComm Limited had revenues of $2,379,000 in 1999 from the provision of these services.

         Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs increased to $142,323,000 from $58,561,000 primarily due to acquisitions in 2000, which accounted for $41,650,000 of the increase. The remainder of the increase is primarily due to an increase in the fixed component of operating expenses due to CoreComm Limited's migration to a facilities-based infrastructure. In 1999, operating costs included $2,211,000 related to the prepaid cellular debit card and cellular long distance services.

         Selling, general and administrative expenses increased to $111,010,000 from $74,185,000 primarily due to acquisitions in 2000, which accounted for $21,432,000 of the increase. The remainder of the increase is a result of increased selling and marketing costs and increased customer service costs.

     Corporate expenses include the costs of CoreComm Limited's officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $12,884,000 from $7,996,000 primarily due to increased strategic planning activities.

         Non-cash compensation in 2000 of $43,440,000 includes $38,652,000 from the grant of options at an exercise price below fair market value, and $4,788,000 from the rescission of stock option exercises. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, CoreComm Limited recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million due to the issuance of options to employees in 2000 at an exercise price of $14.55 which was less than the fair value of Limited's common stock on the date of the grant. From April 2000 to December 31, 2000, $9.7 million of the deferred non-cash compensation was charged to expense. In November 2000, CoreComm Limited's Board of Directors approved the rescission of previously exercised employee stock options. CoreComm Limited issued notes to employees for the repurchase of the 671,000 shares of common stock for an aggregate of $6,803,000, which exceeded the fair market value of its common stock on the date of repurchase. The notes earned interest at a rate of 4.5% and were redeemed in December 2000. CoreComm Limited recorded non-cash compensation of $4.7 million from these transactions.

         The non-cash compensation charge of $1,056,000 in 1999 was recorded in accordance with APB Opinion No. 25, related to a change in employee stock option agreements.

         Other charges of $12,706,000 in 2000 include a reserve of $8,700,000 for notes receivable, and reorganization charges of $4,006,000. The reorganization charges relate to CoreComm Limited's announcements in March and December 2000 of reorganizations of CoreComm Limited's operations. The charge consisted of employee severance and related costs of $2,089,000 for approximately 250 employees to be terminated and lease exit costs of $1,917,000. As of December 31, 2000, $2,171,000 of these provisions had been used, including $775,000 for employee severance and related costs and $1,396,000 for lease exit costs. As of December 31, 2000, none of the employees to be terminated were still employed by CoreComm Limited.

         Asset impairments in 2000 of $35,920,000 is comprised of write-offs of intangible assets including goodwill of $6,690,000, workforce of $577,000 and customer lists of $7,517,000, as well as a reduction in the carrying amount of the LMDS licenses at December 31, 2000 of $21,136,000 to reflect their estimated fair value.

         Depreciation expense increased to $30,746,000 from $10,945,000 primarily as a result of an increase in fixed assets.

         Amortization expense increased to $42,420,000 from $8,633,000 due to the amortization of goodwill from the acquisitions in 2000.

         Interest income and other, net, increased to $6,223,000 from $5,773,000 primarily due to interest income on CoreComm Limited's cash, cash equivalents and marketable securities.

         Interest expense increased to $20,457,000 from $5,341,000 primarily due to interest on the 6% Convertible Subordinated Notes issued in October 1999, the senior secured credit facility beginning in September 2000, the Senior Unsecured Notes due 2003 issued in September 2000 and the 10.75% Senior Unsecured Convertible PIK Notes due 2010 issued in December 2000.

         The income tax provisions of $250,000 in 2000 and $731,000 in 1999 are for state and local income tax.

Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board, referred to as FASB, issued Statement of Financial Accounting Standards, referred to as SFAS, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for CoreComm Limited on January 1, 2002. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the company.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for CoreComm Limited on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. CoreComm Limited is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently under some conditions, for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." CoreComm Limited adopted SFAS No. 142 on January 1, 2002. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of CoreComm Limited.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The SEC's rule related to market risk disclosure requires that CoreComm Limited describe and quantify its potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments, such as investments and debt, that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. CoreComm Limited is not exposed to market risks from changes in foreign currency exchange rates or commodity prices. CoreComm Limited does not hold derivative financial instruments nor does CoreComm Limited hold securities for trading or speculative purposes. Under CoreComm Limited's current policies, it does not use interest rate derivative instruments to manage its exposure to interest rate changes.

         The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In the following table, the fair value of CoreComm Limited's 6% Convertible Subordinated Notes due 2006 and the Senior Unsecured Notes due 2003 is based on the fair value of $2.9392 per share for the shares issued by CoreComm Holdco in exchange for the notes. The carrying amount of the variable rate senior secured credit facility approximates the fair value.


                                              Interest Rate Sensitivity
                                               As of December 31, 2001
                                         Principal Amount by Expected Maturity
                                                Average Interest Rate

                                             For the Years Ending December 31,                                     Fair Value
                        ----------------------------------------------------------------------------              -------------
                            2002         2003         2004         2005         2006     Thereafter     Total       12/31/01
                        ------------- ----------- ------------- ------------ ----------- ------------ ----------- -------------

Long-term debt,
  including current
  Portion

Fixed rate              $        -     $105,679   $        -    $       -    $ 164,750   $       -      $270,429       $6,088
Average interest rate                     6.47%                                   6.00%


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements are included herein commencing on page F-1.

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000.


                                                              2001
                                                       Three Months Ended
                                                       ------------------
                                     March 31         June 30       September 30       December 31
                                     --------         -------       ------------       -----------
                                                (in thousands, except per share data)
                                                             (1)
Revenues                               $72,937          $73,243        $74,307           $72,720
Operating (loss)                      (240,584)         (80,712)       (41,460)         (249,877)
(Loss) before extraordinary
   item                               (249,661)         (92,096)       (54,161)         (263,170)
Gain on extinguishment of debt               -                -          2,216            37,282
Net (loss)                            (249,661)         (92,096)       (51,945)         (225,888)
Net (loss) per common
  Share - basic and diluted:
(Loss) before extraordinary
   item                                  (3.58)           (1.04)         (0.59)            (1.92)
Gain on extinguishment of debt               -                -            .02              0.27
Net (loss)                               (3.58)           (1.04)         (0.57)            (1.65)



                                                              2000
                                                       Three Months Ended
                                                       ------------------
                                     March 31       June 30       September 30       December 31
                                     --------       -------       ------------       -----------
                                                (in thousands, except per share data)
                                                           (2)
Revenues                                $18,959       $19,397        $18,263           $75,503
Operating loss                          (38,026)      (81,079)       (47,826)         (132,396)
Net (loss)                              (39,871)      (83,190)       (50,149)         (140,601)
Net (loss) per common
  Share - basic and diluted               (1.02)        (2.08)         (1.24)            (2.08)
----------------------------------

(1) We reduced the carrying value of fixed assets, goodwill and other intangibles by $368.3 million, of which $200.7 million was recorded in the fourth quarter of 2001 and $167.6 million was recorded in the first quarter of 2001. We recorded non-cash compensation expense of $21.6 million, of which $11.9 million was recorded in the fourth quarter of 2001 and $3.2 million was recorded in each of the first three quarters of 2001. We recorded reorganization and other charges of $39.5 million, of which $0.1 million was recorded in the first quarter of 2001, $33.4 million was recorded in the second quarter of 2001, $3.9 million was recorded in the third quarter of 2001 and $2.1 million was recorded in the fourth quarter of 2001. We also recorded extraordinary gains on the extinguishment of debt of $39.5 million, of which $37.3 million was recorded in the fourth quarter of 2001 and $2.2 million was recorded in the third quarter of 2001.

(2) In September 2000, we acquired ATX and Voyager. We consolidated the results of operations of ATX and Voyager from the date of acquisition. In addition, we borrowed $91.1 million under the senior secured credit facility and issued $108.7 million aggregate principal amount of Senior Unsecured Notes due 2003 in September 2000 and issued $16.1 million aggregate principal amount of 10.75% Senior Unsecured Convertible PIK Notes due 2010 in December 2000.

    Also, in the fourth quarter of 2000, we reduced the carrying amount of goodwill and other intangibles by $35.9 million, we recorded non-cash compensation expense of $4.8 million from the rescission of option exercises and we recorded reorganization and other charges of $12.7 million.

    We recorded non-cash compensation expense from the grant of options at an exercise price below fair market value as follows: $32.2 million in the second quarter of 2000, $3.2 million in the third quarter of 2000 and $3.2 million in the fourth quarter of 2000.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item 10 is incorporated by reference from Limited's definitive proxy statement involving the election of directors which Limited expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.

Item 11.  EXECUTIVE COMPENSATION.

         The information required by this Item 11 is incorporated by reference from Limited's definitive proxy statement involving the election of directors which Limited expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED SECURITY HOLDERS.

         The information required by this Item 12 is incorporated by reference from Limited's definitive proxy statement involving the election of directors which Limited expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item 13 is incorporated by reference from Limited's definitive proxy statement involving the election of directors which Limited expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)         (1)      Financial Statements--See list of Financial
                           Statements on page F-1.
                  (2)      Financial Statement Schedules--See list of
                           Financial Statement Schedules on page S-1.
                  (3)      Exhibits--See Exhibit Index on page E-1.

      (b)         Reports on Form 8-K:

During the quarter ended December 31, 2001, the Company filed the following reports on Form 8-K:

                  (1)      Report dated October 2, 2001, reporting under
                           Item 5, Other Events, CoreComm issued a press release announcing that it received oral confirmation from the Nasdaq staff indicating that the Company was no longer being considered for delisting.
                  (2)      Report dated November 1, 2001, reporting under
                           Item 5, Other Events, CoreComm issued a press release which announced that it has signed binding agreements for transactions that would allow the Company to retire approximately $146 million of its 6% Convertible Subordinated Notes.
                  (3)      Report dated November 14, 2001, reporting under
                           Item 5, Other Events, CoreComm Limited announced its operating results for the three months ended September 30, 2001.
                  (4)      Report dated December 18, 2001, reporting under
                           Item 5, Other Events, CoreComm Limited issued a press release announcing a recapitalization in which it has signed binding agreements for transactions that would allow the Company to exchange a total of approximately $600 million of its debt and preferred stock.

                  No financial statements were filed on Form 8-K.

      (c) Exhibits-the response to Item 14(c) is submitted as a separate section of this report.

      (d) The CoreComm Holdco, Inc. and subsidiaries consolidated financial statements and schedules are included in Item 14(d)--see list of Financial Statements and Financial Statement Schedules on page S-1.

                  Financial Statement Schedules--see list of Financial Statement Schedules on page F-1.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

Dated: April 4, 2002

                                                   CORECOMM LIMITED

                                                   By: /s/ MICHAEL A. PETERSON
                                                   --------------------------
                                                   Michael A. Peterson
                                                   Executive Vice President,
                                                   Chief Operating Officer and
                                                   Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


          Signature                                              Title                                        Date
          ---------                                              -----                                        ----
/s/ GEORGE S. BLUMENTHAL                             Chairman Emeritus and Director                        April 4, 2002
------------------------
George S. Blumenthal

/s/ BARCLAY KNAPP                                    Chairman of the Board                                 April 4, 2002
---------------------
Barclay Knapp

/s/ THOMAS J. GRAVINA                                President and Chief Executive Officer                 April 4, 2002
---------------------
Thomas J. Gravina

/s/ MICHAEL A. PETERSON                              Executive Vice President, Chief Operating             April 4, 2002
-----------------------
Michael A. Peterson                                  Officer and Chief Financial Officer

/s/ GREGG N. GORELICK                                Senior Vice President -                               April 4, 2002
---------------------
Gregg N. Gorelick                                    Controller and Treasurer

/s/ ALAN J. PATRICOF                                 Director                                              April 4, 2002
--------------------
Alan J. Patricof

/s/ WARREN POTASH                                    Director                                              April 4, 2002
-----------------
Warren Potash

                               EXHIBIT INDEX
                               -------------

EXHIBITS                     DESCRIPTION
--------                     -----------
2.1 Exchange Agreement, dated as of December 14, 2001, by and among CoreComm Holdco, Inc., CoreComm Limited and each of the parties set forth under the heading "Security Holders" on the signature pages thereto (incorporated by reference to Exhibit 2.1 to CoreComm Holdco, Inc.'s registration statement on Form S-1, file no. 333-82402)
2.2 Agreement and Plan of Merger by and among CoreComm Limited, CoreComm Group Sub I, Inc., and Voyager.net, Inc., dated as of March 12, 2000 (incorporated by reference to Exhibit 2.1 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
2.3 Amendment No. 1 to Agreement and Plan of Merger by and among CoreComm Limited, CoreComm Group Sub I, Inc. and Voyager.net, Inc., dated as of August 10, 2000 (incorporated by reference to Exhibit 2.2 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
2.4 Recapitalization Agreement and Plan of Merger by and among ATX Telecommunications Services, Inc., Thomas Gravina, Debra Buruchian, Michael Karp, The Florence Karp Trust and CoreComm Limited, dated as of March 9, 2000 (incorporated by reference to Exhibit 2.3 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
2.5 Amendment No. 1 to Recapitalization Agreement and Plan of Merger by and among ATX Telecommunications Services, Inc., Thomas Gravina, Debra Buruchian, Michael Karp, The Florence Karp Trust, CoreComm Limited, ATX Merger Sub, Inc. and CoreComm Merger Sub, Inc., dated as of April 10, 2000 (incorporated by reference to Exhibit 2.4 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
2.6 Amendment No. 2 to Recapitalization Agreement and Plan of Merger by and among ATX Telecommunications Services, Inc., Thomas Gravina, Debra Buruchian, Michael Karp, The Florence Karp Trust, CoreComm Limited, ATX Merger Sub, Inc. and CoreComm Merger Sub, Inc., dated as of July 10, 2000 (incorporated by reference to Exhibit 2.5 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
2.7 Amendment No. 3 to Recapitalization Agreement and Plan of Merger by and among ATX Telecommunications Services, Inc., Thomas Gravina, Debra Buruchian, Michael Karp, The Florence Karp Trust, CoreComm Limited, ATX Merger Sub, Inc. and CoreComm Merger Sub, Inc., dated as of July 31, 2000 (incorporated by reference to Exhibit 2.6 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
2.8 Agreement and Plan of Merger by and among CoreComm Limited, CoreComm Acquisition Sub, Inc., and MegsINet Inc., dated as of February 17, 1999 (incorporated by reference to Exhibit 99.1 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, report on Form 8-K, filed on February 24, 1999)
2.9 First Amendment to Agreement and Plan of Merger by and among CoreComm Limited, CoreComm Acquisition Sub, Inc., and MegsINet Inc., dated as of May 3, 1999 (incorporated by reference to Exhibit 2.1 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on S-4/A, file no. 333-74801)
2.10 Asset Purchase Agreement by and among CoreComm Limited, USN Communications, Inc. and several subsidiaries of USN Communications, Inc., dated as of February 19, 1999 (incorporated by reference to Exhibit 99.3 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, report on Form 8-K, filed on February 24, 1999)
2.11 Stock Exchange Agreement by and among Voyager Holdings, Inc. and the stockholders listed on Schedule A thereto, dated as of September 23, 1998 (incorporated by reference to Exhibit 2.1 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
2.12 Stock Purchase Agreement by and among Voyager Holdings, Inc. and the investors listed on Exhibit A thereto, dated as of September 23, 1998 (incorporated by reference to Exhibit 2.2 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
3.1 Restated Certificate of Incorporation of CoreComm Limited (incorporated by reference to Exhibit 4.1 to CoreComm Limited's registration statement on Form 8A-12G, file no. 000-31359)

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of CoreComm Limited filed with the Secretary of State of the State of Delaware on April 12, 2001 (incorporated by reference to Exhibit 3.1 to CoreComm Limited's Form 8-K, filed April 13, 2001)
3.3 Certificate of Designation of CoreComm Limited in respect of the Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.4 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
3.4 Certificate of Designation of CoreComm Limited in respect of the 8.5% Senior Convertible Preferred Stock, Series A-1, filed with the Secretary of State of the State of Delaware on January 2, 2001 (incorporated by reference to Exhibit 3.3 to CoreComm Limited's annual report filed on Form 10-K for the year ended December 31, 2000, file no. 000-31359)
3.5 Certificate of Amendment to the Certificate of Designation governing the 8.5% Senior Convertible Preferred Stock, Series A-1 of CoreComm Limited filed with the Secretary of State of the State of Delaware on April 12, 2001 (incorporated by reference to Exhibit 3.2 to CoreComm Limited's Form 8-K, filed April 13, 2001)
3.6      By-laws of CoreComm Limited (incorporated by reference to Exhibit
         3.2 to CoreComm Limited's registration statement on Form S-1, file no. 333-47984)
4.1 Specimen CoreComm Limited common stock certificate (incorporated by reference to Exhibit 4.1 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
4.2 Specimen CoreComm Limited 8.5% Senior Convertible Preferred Stock certificate (incorporated by reference to Exhibit 3.3 to CoreComm Limited's annual report filed on Form 10-K for the year ended December 31, 2000, file no. 000-31359)
4.3 Specimen CoreComm Limited Series B Senior Convertible Exchangeable Preferred Stock certificate (incorporated by reference to Exhibit
         4.2 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
4.4 Specimen CoreComm Limited Series C Junior Participating Preferred Stock certificate (incorporated by reference to Exhibit 4.3 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
4.5 Registration Rights Agreement by and among CoreComm Limited, Michael Karp, Debra Buruchian, Thomas Gravina and The Florence Karp Trust, dated as of September 29, 2000 (incorporated by reference to Exhibit 4.5 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
4.6 Indenture by and between CoreComm Limited and The Chase Manhattan Bank, as Trustee, with respect to the 6% convertible subordinated notes due 2006, dated as of October 6, 1999 (incorporated by reference to Exhibit 4.3 to CoreComm's Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on Form S-3, file no. 333-90113)
4.7 Registration Rights Agreement by and among CoreComm Limited and the Initial Purchasers of the 6% convertible subordinated notes due 2006, dated October 6, 1999 (incorporated by reference to Exhibit 4.4 to CoreComm's Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on Form S-3, file no. 333-90113)
4.8 Registration Rights Agreement by and among CoreComm Limited and the stockholders listed on Schedule 1 thereto, dated as of September 29, 2000 (incorporated by reference to Exhibit 4.8 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
4.9 Registration Rights Agreement by and between CoreComm Limited and Booth American Company, dated as of September 28, 2000 (incorporated by reference to Exhibit 4.9 to CoreComm Limited's annual report filed on Form 10-K for the year ended December 31, 2000, file no. 000-31359)
4.10 Amendment No. 1, dated as of April 12, 2001, to the Registration Rights Agreement by and between CoreComm Limited and Booth American Company, dated as of September 28, 2000 (incorporated by reference to Exhibit 4.2 to CoreComm Limited's Form 8-K, filed April 13, 2001)
4.11 Registration Rights Agreement by and between CoreComm Limited and Chase Securities Inc., dated as of December 15, 2000 (incorporated by reference to Exhibit 4.10 to CoreComm Limited's annual report filed on Form 10-K for the year ended December 31, 2000, file no. 000-31359)
4.12 Amended and Restated Registration Rights Agreement by and between CoreComm Limited and Chase Securities Inc., dated as of December 15, 2000, as amended and restated as of April 12, 2001 (incorporated by reference to Exhibit 4.1 to CoreComm Limited's Form 8-K, filed April 13, 2001)

4.13 Registration Rights Agreement by and between CoreComm Limited and NTL Incorporated, dated as of April 12, 2001 (incorporated by reference to Exhibit 4.3 to CoreComm Limited's Form 8-K, filed April 13, 2001)
4.14 Registration Rights Agreement by and between CoreComm Limited and Morgan Stanley Senior Funding Inc., dated as of January 25, 2001 (incorporated by reference to Exhibit 4.11 to CoreComm Limited's annual report filed on Form 10-K for the year ended December 31, 2000, file no. 000-31359)
4.15 Warrant of CoreComm Limited, dated December 15, 2001, issued to Chase Securities Inc. (incorporated by reference to Exhibit 4.12 to CoreComm Limited's annual report filed on Form 10-K for the year ended December 31, 2000, file no. 000-31359)
4.16 Warrant of CoreComm Limited, dated January 25, 2001, issued to Morgan Stanley Senior Funding Inc. (incorporated by reference to
         Exhibit 4.13 to CoreComm Limited's annual report filed on Form 10-K for the year ended December 31, 2000, file no. 000-31359)
4.17 Warrant No. CCL-2A of CoreComm Limited, dated April 12, 2001, issued to Morgan Stanley Senior Funding, Inc.
4.18 Warrant No. CCL-3A of CoreComm Limited, dated July 13, 2001, issued to America Online, Inc.
4.19 Warrant No. CCL-3B of CoreComm Limited, dated July 13, 2001, issued to America Online, Inc.
4.20 Warrant No. CCL-4A of CoreComm Limited, dated July 13, 2001, issued to NTL Incorporated
4.21 Warrant of CoreComm Limited, dated as of May 26, 1999, issued to USN Communications
4.22 Warrant of CoreComm Limited, dated as of May 26, 1999, issued to USN Communications
4.23 Rights Agreement, dated as of September 29, 2000, by and between CoreComm Limited and Continental Stock Transfer & Trust Company, including form of rights certificate (incorporated by reference to Exhibit 4.3 to CoreComm Limited's registration statement on Form 8A-12G, file no. 000-31359)
4.24 Amendment No. 1, dated as of April 12, 2001, to the Rights Agreement by and between CoreComm Limited and Continental Stock Transfer & Trust Company, dated as of September 29, 2000 (incorporated by reference to Exhibit 4.4 to CoreComm Limited's Form 8-K, filed April 13, 2001)
4.25 Supplemental Indenture by and between CoreComm Merger Sub, Inc. and The Chase Manhattan Bank, as Trustee, with respect to the 6% convertible subordinated notes due 2006, dated as of September 29, 2000 (incorporated by reference to Exhibit 4.10 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
4.26 Supplemental Indenture by and between CoreComm Limited and The Chase Manhattan Bank, as Trustee, with respect to the 6% convertible subordinated notes due 2006, dated as of September 29, 2000 (incorporated by reference to Exhibit 4.11 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
4.27 Supplemental Indenture by and between CoreComm Limited and HSBC Bank USA, as Successor Trustee, with respect to the 6% convertible subordinated notes due 2006, dated as of December 17, 2001 (incorporated by reference to Exhibit 4.12 to CoreComm Limited's Post-Effective Amendment No. 2, filed January 3, 2002, to CoreComm Limited's registration statement on Form S-1, file no. 333-47984)
9.1 Voting Agreement by and among CoreComm Limited and the stockholders listed on Schedule A thereto, dated as of March 12, 2000 (incorporated by reference to Exhibit 9.1 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.1 Lease Agreement by and between Monument Road Associates and ATX Telecommunications Services, Inc., dated as of January 18, 1994 (incorporated by reference to Exhibit 10.2 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.2 Addendum, dated as of January 25, 1996, to Lease Agreement, dated as of January 18, 1994, by and between Monument Road Associates and ATX Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.3 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.3 Addendum, dated as of January 1, 1998, to Lease Agreement, dated as of January 18, 1994, by and between Monument Road Associates and ATX Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.4 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.4 Addendum, dated as of October 1, 1998, to Lease Agreement, dated as of January 18, 1994, by and between Monument Road Associates and ATX Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.5 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.5 Addendum, dated as of November 1, 1999, to Lease Agreement, dated as of January 18, 1994, by and between Monument Road Associates and ATX Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.6 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.6 Lease Agreement by and between Walnut Bridge Associates and ATX Telecommunications Services, Inc., dated as of January 2, 1993 (incorporated by reference to Exhibit 10.7 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.7 Addendum, dated as of July 1, 1995, to Lease Agreement, dated as of January 2, 1993, by and between Walnut Bridge Associates and ATX Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.8 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.8 Addendum, dated as of November 1, 1999, to Lease Agreement, dated as of January 2, 1993, by and between Walnut Bridge Associates and ATX Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.9 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.9 Addendum, dated as of March 1, 2000, to Lease Agreement, dated as of January 2, 1993, by and between Walnut Bridge Associates and ATX Telecommunications Services, Inc. (incorporated by reference to Exhibit 10.10 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.10 Letter of Credit, dated July 30, 1993 (incorporated by reference to Exhibit 10.11 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.11 Letter of Credit, dated October 14, 1997 (incorporated by reference to Exhibit 10.12 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.12 Letter of Credit, dated October 19, 1999 (incorporated by reference to Exhibit 10.13 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.13 Letter of Credit, dated October 30, 1998 (incorporated by reference to Exhibit 10.14 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.14 Summary of loan by ATX Telecommunications Services, Inc. to Thomas Gravina and Debra Buruchian (incorporated by reference to Exhibit
         10.15 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.15 Summary of indebtedness of ATX Telecommunications Services, Inc. to Michael Karp (incorporated by reference to Exhibit 10.16 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.16 Summary of provision of services to ATX Telecommunications Services, Inc. by University City Housing (incorporated by reference to Exhibit 10.17 to CoreComm Limited's registration statement on Form S-4, file no. 333-44028)
10.17 Form of Tax Disaffiliation Agreement by and between CoreComm Incorporated and CoreComm Limited (incorporated by reference to Exhibit 10.1 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on Form 10-12G/A, file no. 000-24521)
10.18 CoreComm Limited 1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on Form 10-12G/A, file no. 000-24521)
10.19 CoreComm Limited Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on Form 10-12G/A, file no. 000-24521)
10.20 CoreComm Ohio Limited 1999 Stock Option Plan (incorporated by reference to Exhibit 10.3 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, annual report on Form 10-K, filed on March 22, 1999)
10.21 CoreComm Limited 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, annual report on Form 10-K, filed on March 22, 1999)
10.22 Amended and Restated Promissory Note made by Voyager.net, Inc. in favor of Horizon Cable I Limited Partnership, dated as of September 23, 1998 (incorporated by reference to Exhibit 10.3 to Voyager.net,

         Inc.'s registration statement on Form S-1, file no. 333-77917)
10.23 Asset Purchase Agreement by and between Voyager Information Networks, Inc. and Freeway, Inc. (n/k/a Offline, Inc.), dated as of July 27, 1998 (incorporated by reference to Exhibit 10.4 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.24 Asset Purchase Agreement by and among Voyager Information Networks, Inc., EXEC-PC, Inc. (n/k/a The Mahoney Group), Robert J. Mahoney and Tracey Mahoney, dated as of September 23, 1998, (incorporated by reference to Exhibit 10.5 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.25 Asset Purchase Agreement by and among Voyager Information Networks, Inc., NetLinks Systems, L.L.C., David Shires, Christopher Michaels and Edwin Quinones, made as of September 26, 1998 (incorporated by reference to Exhibit 10.6 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.26 Reseller Agreement by and between Voyager Information Networks, Inc. and Millennium Digital Media Systems, L.L.C., dated as of April 13, 1999 (incorporated by reference to Exhibit 10.7 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.27 Employment Agreement by and between Voyager Information Networks, Inc. and Christopher Torto, dated as of February 20, 1998 (incorporated by reference to Exhibit 10.8 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.28 Employment Agreement by and between Voyager Information Networks, Inc. and Michael Williams, dated as of January 15, 1999 (incorporated by reference to Exhibit 10.9 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.29 Employment Agreement by and between Voyager Information Networks, Inc. and Christopher Michaels, made as of October 2, 1998, effective September 30, 1998 (incorporated by reference to Exhibit
         10.10 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.30 Employment Agreement by and between Voyager Information Networks, Inc. and David Shires, made as of October 2, 1998, effective September 30, 1998 (incorporated by reference to Exhibit 10.11 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.31 Employment Agreement by and between Voyager Information Networks, Inc. and Osvaldo deFaria, made as of January 11, 1999 (incorporated by reference to Exhibit 10.12 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.32 Employment Agreement by and between Voyager Information Networks, Inc. and Dennis Stepaniak, dated as of March 18, 1999 (incorporated by reference to Exhibit 10.13 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.33 Agreement Regarding Inventions, Non-competition and Confidentiality by and between Voyager Information Networks, Inc. and Christopher Torto, dated as of February 20, 1998 (incorporated by reference to Exhibit 10.14 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.34 Agreement Regarding Inventions, Non-competition and Confidentiality by and between Voyager Information Networks, Inc. and Michael Williams, dated as of October 15, 1997 (incorporated by reference to Exhibit 10.15 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.35 Agreement Regarding Inventions, Non-competition and Confidentiality by and between Voyager Information Networks, Inc. and Osvaldo deFaria, dated as of November 11, 1998 (incorporated by reference to Exhibit 10.16 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.36 Agreement Regarding Inventions, Non-competition and Confidentiality by and between Voyager Information Networks, Inc. and Dennis Stepaniak, dated as of March 18, 1998 (incorporated by reference to Exhibit 10.17 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.37 Employee Non-Competition Agreement by and between Voyager Information Networks, Inc. and Christopher Michaels, dated as of October 2, 1998 (incorporated by reference to Exhibit 10.18 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-7917)
10.38 Employee Non-Competition Agreement by and between Voyager Information Networks, Inc. and David Shires, dated as of October 2, 1998 (incorporated by reference to Exhibit 10.19 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.39 Employee Agreement by and between Voyager Information Networks, Inc. and Anthony Paalz, made as of September 15, 1999 (incorporated by reference to Exhibit 10.34 to Voyager.net, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30,
         1999)

10.40 Agreement Regarding Inventions, Non-competition and Confidentiality by and between Voyager Information Networks, Inc. and Anthony Paalz, dated as of September 15, 1999 (incorporated by reference to Exhibit 10.35 to Voyager.net, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 1999)
10.41 Promissory Note made by Osvaldo deFaria, dated January 11, 1999, in favor of Voyager.net, Inc. (incorporated by reference to Exhibit 10.23 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.42 Promissory Note made by Glenn Friedly, dated January 11, 1999, in favor of Voyager.net, Inc. (incorporated by reference to Exhibit
         10.24 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.43 Promissory Note made by Christopher Torto, dated April 13, 1999, in favor of Voyager.net, Inc. (incorporated by reference to Exhibit 10.25 to Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.44 Voyager.net, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.26 of Voyager.net, Inc.'s registration statement on Form S-1, file no. 333-77917)
10.45 Planet Direct Internet Service Provider Agreement by and between Planet Direct Corporation and Voyager Information Networks, Inc., dated as of March 17, 1997 (incorporated by reference to Exhibit
         10.28 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.46 Stock Purchase Agreement by and among Voyager Information Networks, Inc., GDR Enterprises, Inc. and each of Ronald M. Rose, Luke A. Gain and Stephen L. Dona, dated as of May 7, 1999 (incorporated by reference to Exhibit 10.30 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.47 Form of Promissory Note made by Christopher Torto, dated June 1999, in favor of Voyager.net, Inc. (incorporated by reference to Exhibit 10.31 to Voyager.net, Inc.'s registration statement on Form S-1/A, file no. 333-77917)
10.48 CoreComm Limited 2000 Stock Option Plan (incorporated by reference to Annex B to CoreComm Limited's Definitive Proxy Statement on
         Schedule 14A for its Annual Meeting of Shareholders filed on April 27, 2000)
10.49 CoreComm Limited 2000 Special Stock Option Plan (incorporated by reference to Exhibit 4.5 to CoreComm Limited's, a Bermuda corporation and predecessor to CoreComm Limited, registration statement on Form S-8, file no. 333-33970)
10.50 CoreComm Limited 2000 Special ATX Stock Option Plan (incorporated by reference to Exhibit 10.50 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
10.51 CoreComm Limited 2000 Special Voyager Stock Option Plan (incorporated by reference to Exhibit 10.51 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
10.52 Credit Agreement, dated as of September 28, 2000, as amended and restated on April 11, 2001, among CoreComm Communications, Inc., CoreComm Limited, CoreComm Holdco, Inc., the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to CoreComm Limited's Form 8-K, filed April 13, 2001)
10.53 First Amendment and Waiver dated as of October 31, 2001 to the Credit Agreement, dated as of September 28, 2000, as amended and restated on April 11, 2001, among CoreComm Limited, CoreComm Communications, Inc., CoreComm Holdco, Inc., the lenders party thereto and JP Morgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to CoreComm Holdco, Inc.'s registration statement on Form S-1, file no. 333-82402)
10.54 Second Amendment dated as of December 14, 2001 to the Credit Agreement, dated as of September 28, 2000, as amended and restated on April 11, 2001, and amended by the First Amendment and Waiver dated as of October 31, 2001, among CoreComm Limited, CoreComm Communications, Inc., CoreComm Holdco, Inc., the lenders party thereto and JP Morgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.5 to CoreComm Holdco, Inc.'s registration statement on Form S-1, file no. 333-82402)
10.55 Third Amendment dated as of March 29, 2002 to the Credit Agreement, dated as of September 28, 2000, as amended and restated on April 11, 2001, and amended by the First Amendment and Waiver dated as of October 31, 2001 and by the Second Amendment dated as of December 14, 2001, among

         CoreComm Limited, CoreComm Communications, Inc., CoreComm Holdco, Inc., the lenders party thereto and JP Morgan Chase Bank, as Administrative Agent and Collateral Agent
10.56 Senior Unsecured Note due September 29, 2003 of CoreComm Limited, dated September 29, 2000 issued to Debra Buruchian (incorporated by reference to Exhibit 10.53 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
10.57 Senior Unsecured Note due September 29, 2003 of CoreComm Limited, dated September 29, 2000 issued to Michael Karp (incorporated by reference to Exhibit 10.54 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
10.58 Senior Unsecured Note due September 29, 2003 of CoreComm Limited, dated September 29, 2000 issued to The Florence Karp Trust (incorporated by reference to Exhibit 10.55 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
10.59 Senior Unsecured Note due September 29, 2003 of CoreComm Limited, dated September 29, 2000 issued to Thomas Gravina (incorporated by reference to Exhibit 10.56 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
10.60 Note Purchase Agreement by and among CoreComm Limited, Michael Karp, Debra Buruchian, Thomas Gravina and The Florence Karp Trust, dated September 29, 2000 (incorporated by reference to Exhibit
         10.57 to CoreComm Limited's registration statement on Form S-1/A, file no. 333-47984)
10.61 10.75% Unsecured Convertible PIK Note due 2011, dated as of April 12, 2001, issued to NTL Incorporated and made jointly by CoreComm Holdco, Inc. and CoreComm Limited (incorporated by reference to
         Exhibit 10.3 to CoreComm Limited's Form 8-K, filed April 13, 2001)
10.62 Exchange Agreement, dated as of December 14, 2001, by and between CoreComm Holdco, Inc. and CoreComm Limited (incorporated by reference to Exhibit 10.2 to CoreComm Holdco, Inc.'s registration statement on Form S-1, file no. 333-82402)
10.63 First Amendment to Exchange Agreement, entered into as of April 5, 2002, by and between CoreComm Limited and CoreComm Holdco, Inc.
11.1     Statement re computation of per share earnings
12.1     Statement re computation of ratios
20.1 Letter sent to holders of CoreComm Limited common stock disclosing CoreComm Limited's reliance on financial viability exception to stockholder approval requirements under Nasdaq Marketplace Rule 4350(i)(2) (incorporated by reference to Exhibit 20.1 to CoreComm Holdco, Inc.'s registration statement on Form S-1, file no. 333-82402)
21.1     Subsidiaries of CoreComm Limited
23.1     Consent of Ernst & Young, LLP

                     Form 10-K-- Item 14(a)(1) and (2)

                     CoreComm Limited and Subsidiaries

                 Index to Consolidated Financial Statements
                     and Financial Statement Schedules



The following consolidated financial statements of CoreComm Limited and Subsidiaries are included in Item 8:

Reports of Independent Auditors ............................................................................   F-2
Consolidated Balance Sheets - December 31, 2001 and 2000 ...................................................   F-3
Consolidated Statements of Operations - Years Ended December 31, 2001, 2000 and
    1999 ...................................................................................................   F-4
Consolidated Statement of Shareholders' Equity (Deficiency) - Years Ended
     December 31, 2001, 2000 and 1999 ......................................................................   F-5
Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000
     and 1999...............................................................................................   F-6
Notes to Consolidated Financial Statements .................................................................   F-8

The following consolidated financial statement schedule of CoreComm Limited and Subsidiaries is included in Item 14(d):

Schedule II - Valuation and Qualifying Accounts ............................................................  F-38

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       Report of Independent Auditors





Shareholders and Board of Directors
CoreComm Limited

We have audited the consolidated balance sheets of CoreComm Limited and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoreComm Limited and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that CoreComm Limited will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, CoreComm Limited may not be able to meet its obligations as they become due which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           /s/ ERNST & YOUNG LLP



New York, New York
March 29, 2002


                     CoreComm Limited and Subsidiaries

                        Consolidated Balance Sheets

                                                                                                        December 31,
                                                                                                   2001               2000
                                                                                            ------------------- ------------------

Assets:
Current assets:
   Cash and cash equivalents                                                                $         109,000       $  25,802,000
   Marketable securities                                                                                    -           4,715,000
   Accounts receivable-trade, less allowance for doubtful accounts
     of $11,034,000 (2000)                                                                                  -          34,344,000
   Due from NTL Incorporated                                                                                -          17,206,000
   Other                                                                                               45,000          10,289,000
                                                                                            ------------------- ------------------
Total current assets                                                                                  154,000          92,356,000

Fixed assets, net                                                                                     146,000         179,651,000
Investment in CoreComm Holdco                                                                       3,863,000                   -
Goodwill, net of accumulated amortization of $42,028,000 (2000)                                             -         600,859,000
Intangible assets, net                                                                                      -           6,092,000
Other, net of accumulated amortization of $2,251,000 (2001) and $1,480,000 (2000)                   8,260,000          30,805,000
                                                                                            ------------------- ------------------
                                                                                                  $12,423,000        $909,763,000
                                                                                            =================== ==================
Liabilities and shareholders' equity (deficiency)
Current liabilities:
  Accounts payable                                                                          $         959,000       $  73,133,000
  Accrued expenses                                                                                    419,000          90,243,000
  Due to NTL Incorporated                                                                             209,000                   -
  Due to CoreComm Holdco                                                                           24,112,000                   -
  Current portion of long-term debt and capital lease obligations                                           -          22,921,000
  Deferred revenue                                                                                          -          29,701,000
                                                                                            ------------------- ------------------
Total current liabilities                                                                          25,699,000         215,998,000

Long-term debt, including $256,874,000 (2001) due to CoreComm Holdco                              261,624,000         358,624,000
Notes payable to related parties                                                                            -          16,170,000
Capital lease obligations                                                                                   -           2,693,000
Commitments and contingent liabilities

Shareholders' equity (deficiency):
  Series preferred stock - $.01 par value, authorized 5,000,000 shares:
     Series A, liquidation preference $55,569,000; issued and outstanding 51,000 shares                     -                   -
     Series B, liquidation preference $264,855,000; issued and outstanding 250,000 shares               3,000               3,000
     Series C, none issued or outstanding                                                                   -                   -
  Common stock - $.01 par value; authorized 600,000,000 shares; issued and
      outstanding 141,655,000 (2001) and 72,029,000 (2000) shares                                   1,417,000             720,000
  Additional paid-in capital                                                                      787,434,000         781,357,000
  Deferred non-cash compensation                                                                            -         (21,638,000)
  (Deficit)                                                                                    (1,053,180,000)       (433,590,000)
                                                                                            ------------------- ------------------
                                                                                                 (264,326,000)        326,852,000
  Treasury stock at cost, 1,329,000 shares                                                        (10,574,000)        (10,574,000)
                                                                                            ------------------- ------------------
                                                                                                 (274,900,000)        316,278,000
                                                                                            ------------------- ------------------
See accompanying notes                                                                            $12,423,000        $909,763,000
                                                                                            =================== ==================


                                                     CoreComm Limited and Subsidiaries

                                                   Consolidated Statements of Operations

                                                                       Year Ended December 31,
                                                        2001                 2000                    1999
                                                  ------------------ --------------------- -------------------------

Revenues                                                $293,207,000    $   132,122,000       $   58,151,000

Costs and expenses
Operating                                                224,807,000        142,323,000           58,561,000
Selling, general and administrative                       97,759,000        111,010,000           74,185,000
Corporate                                                  8,335,000         12,884,000            7,996,000
Non-cash compensation                                     21,638,000         43,440,000            1,056,000
Other charges                                             39,514,000         12,706,000                   -
Asset impairments                                        368,288,000         35,920,000                   -
Depreciation                                              48,110,000         30,746,000           10,945,000
Amortization                                              97,389,000         42,420,000            8,633,000
                                                  ------------------ --------------------- -------------------------
                                                         905,840,000        431,449,000          161,376,000
                                                  ------------------ --------------------- -------------------------
Operating (loss)                                        (612,633,000)      (299,327,000)        (103,225,000)

Other income (expense)
Interest income and other, net                             1,957,000          6,223,000            5,773,000
Interest expense                                         (48,314,000)       (20,457,000)          (5,341,000)
                                                  ------------------ --------------------- -------------------------
(Loss) before income taxes
   and extraordinary item                               (658,990,000)      (313,561,000)        (102,793,000)
Income tax (provision)                                       (98,000)          (250,000)            (731,000)
                                                  ------------------ --------------------- -------------------------
(Loss) before extraordinary item                        (659,088,000)      (313,811,000)        (103,524,000)
Gain from extinguishment of debt                          39,498,000                -                     -
                                                  ------------------ --------------------- -------------------------
Net (loss)                                             $(619,590,000)     $(313,811,000)       $(103,524,000)
                                                  ================== ===================== =========================

Basic and diluted net (loss) per share:
   (Loss) before extraordinary item                           $(6.77)            $(6.73)              $(3.03)
   Extraordinary item                                           0.39                 -                    -
                                                  ------------------ --------------------- -------------------------
   Net (loss)                                                 $(6.38)            $(6.73)              $(3.03)
                                                  ================== ===================== =========================



In the year ended December 31, 2001, non-cash compensation expense includes $3.9 million that would have been included in operating expense, $13.4 million that would have been included in selling, general and administrative expense and $4.3 million that would have been included in corporate expense had the compensation been paid in cash. In the year ended December 31, 2000, non-cash compensation expense includes $5.9 million that would have been included in operating expense, $25.0 million that would have been included in selling, general and administrative expense and $12.5 million that would have been included in corporate expense had the compensation been paid in cash. In the year ended December 31, 1999, non-cash compensation expense includes $345,000 that would have been included in operating expense and $711,000 that would have been included in selling, general and administrative expense had the compensation been paid in cash.

See accompanying notes.


                                           CoreComm Limited and Subsidiaries
                                 Consolidated Statement of Shareholders' Equity (Deficiency)

                                                   Series A          Series B                                Additional
                                               Preferred Stock    Preferred Stock        Common Stock          Paid-In
                                               ----------------- ------------------ -----------------------
                                               Shares     Par    Shares   Par         Shares     Par           Capital
                                               -------- -------- -------- --------- ------------ ---------- --------------

Balance, December 31, 1998                                                           29,697,000   $297,000   $185,255,000

Exercise of stock options                                                               804,000      8,000      5,232,000
Exercise of warrants                                                                  4,810,000     48,000     10,857,000
Common stock issued for acquisition                                                   3,245,000     33,000     30,792,000
Stock options issued for acquisition                                                                            4,027,000
Warrants issued for acquisition                                                                                 9,100,000
Non-cash compensation expense                                                                                   1,056,000
Net (loss) for the year ended December  31,
1999
                                               -------- -------- -------- --------- ------------ ---------- --------------
Balance, December 31,  1999                                                          38,556,000    386,000    246,319,000
                                               -------- -------- -------- --------- ------------ ---------- --------------

Exercise of stock options                                                             2,276,000     23,000     18,967,000
Exercise of warrants                                                                     35,000          -        276,000
Common stock issued for acquisitions                                                 31,833,000    318,000    333,049,000
Preferred stock issued for an acquisition                        250,000    $3,000                             67,295,000
Preferred stock issued for cash                 50,000      $ -                                                50,000,000
Accreted dividends on preferred stock                                                                          (4,491,000)
Preferred stock issued for dividends             1,000        -                                                 1,086,000
Deferred non-cash compensation                                                                                  60,290,000
Non-cash compensation  expense
Repurchase of common stock underlying
rescinded Options                                                                      (671,000)    (7,000)     (6,796,000)
Expense from rescission of stock options                                                                         4,788,000
Common stock issued for acquisition and
returned to Treasury, at cost                                                                                   10,574,000
Net (loss) for the year ended December 31,
  2000
                                               -------- -------- -------- --------- ------------ ---------- --------------
Balance, December 31, 2000                      51,000        -  250,000     3,000   72,029,000    720,000     781,357,000
                                               -------- -------- -------- --------- ------------ ---------- --------------

Exercise of stock options                                                                 3,000          -           4,000
Common stock issued for dividend on                                                     542,000      6,000       1,869,000
  preferred stock
Accreted dividends on preferred stock                                                                          (17,808,000)
Common stock issued for interest on senior
   unsecured notes                                                                   68,936,000    689,000       6,351,000
Conversion of 6% convertible subordinated                                               374,000      4,000      10,246,000
  notes
Warrants issued in connection with financing                                                                     5,451,000
Common stock cancelled as payment for notes
   receivable                                                                         (229,000)    (2,000)         (36,000)
Non-cash compensation expense
Net (loss) for the year ended December 31,
  2001
                                               -------- -------- -------- --------- ------------ ---------- --------------
Balance, December 31, 2001                      51,000      $ -  250,000    $3,000  141,655,000  $1,417,000   $787,434,000
                                               ======== ======== ======== ========= ============ ========== ==============


(Chart Continued)


                                                 Deferred
                                                 Non-Cash                          Treasury Stock
                                                                              -------------------------
                                               Compensation     (Deficit)       Shares       Amount
                                              --------------- --------------- ----------- -------------

Balance, December 31, 1998                                      $(16,255,000)

Exercise of stock options
Exercise of warrants
Common stock issued for acquisition
Stock options issued for acquisition
Warrants issued for acquisition
Non-cash compensation expense
Net (loss) for the year ended December  31,                     (103,524,000)
1999
                                              --------------- --------------- ----------- -------------
Balance, December 31,  1999                                     (119,779,000)
                                              --------------- --------------- ----------- -------------

Exercise of stock options
Exercise of warrants
Common stock issued for acquisitions
Preferred stock issued for an acquisition
Preferred stock issued for cash
Accreted dividends on preferred stock
Preferred stock issued for dividends
Deferred non-cash compensation                 $(31,338,000)
Non-cash compensation  expense                    9,700,000
Repurchase of common stock underlying
rescinded
  Options
Expense from rescission of stock options
Common stock issued for acquisition and
returned to Treasury, at cost                                                 (1,329,000) $(10,574,000)

Net (loss) for the year ended December 31,                      (313,811,000)
2000
                                              --------------- --------------- ----------- -------------
Balance, December 31, 2000                      (21,638,000)    (433,590,000) (1,329,000) (10,574,000)
                                              --------------- --------------- ----------- -------------

Exercise of stock options
Common stock issued for dividend on
preferred stock
Accreted dividends on preferred stock
Common stock issued for interest on senior
   unsecured notes
Conversion of 6% convertible subordinated
notes
Warrants issued in connection with financing
Common stock cancelled as payment for notes
   receivable
Non-cash compensation expense                    21,638,000
Net (loss) for the year ended December 31,                      (619,590,000)
2001
                                              --------------- --------------- ----------- -------------
Balance, December 31, 2001                       $   -        $(1,053,180,000)(1,329,000) $(10,574,000)
                                              =============== =============== =========== =============




The Consolidated Statement of Shareholders' Equity (Deficiency) reflects on a retroactive basis the 3-for-2 stock split by way of a stock dividend paid on September 2, 1999 and the 3-for-2 stock split by way of a stock dividend paid on February 2, 2000.

See accompanying notes.


                                               CoreComm Limited and Subsidiaries

                                             Consolidated Statements of Cash Flows


                                                                          Year Ended December 31,
                                                              2001                2000                  1999
                                                      ----------------------------------------------------------------
Operating activities
  Net (loss)                                               $(619,590,000)      $(313,811,000)       $(103,524,000)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
    Depreciation and amortization                            145,499,000          73,166,000           19,578,000
    Gain from extinguishment of debt                         (39,498,000)                -                    -
    Reorganization charges                                    26,932,000                 -                    -
    Non-cash compensation                                     21,638,000          43,440,000            1,056,000
    Amortization of original issue discount                   10,883,000           1,221,000                  -
    Provision for losses on accounts receivable                7,143,000           7,130,000            3,241,000
    Asset impairments                                        368,288,000          35,920,000                  -
    Accretion of interest on marketable securities               (60,000)         (2,440,000)          (3,053,000)
    Other                                                     (1,461,000)          2,043,000              239,000
    Changes in operating assets and liabilities, net
       of effect from deconsolidation and business
       acquisitions:
     Accounts receivable                                      (4,979,000)         (7,383,000)           3,115,000
     Due from affiliates                                      16,191,000         (17,011,000)           1,759,000
     Other current assets                                      3,541,000             (70,000)          (3,488,000)
     Other assets                                             14,738,000          (2,238,000)          (2,783,000)
     Accounts payable                                        (22,862,000)         17,716,000            5,390,000
     Accrued expenses                                          6,297,000          14,097,000            6,114,000
     Deferred revenue                                            (49,000)         17,218,000              (61,000)
                                                      ----------------------------------------------------------------
  Net cash (used in) operating activities                    (67,349,000)       (131,002,000)         (72,417,000)

  Investing activities
  Purchase of fixed assets                                    (5,231,000)        (65,321,000)         (20,575,000)
  Cash of deconsolidated subsidiaries                        (24,966,000)                -                    -
  Acquisitions, net of cash acquired                                 -           (98,613,000)         (47,056,000)
  Purchase of marketable securities                                  -           (38,730,000)        (142,922,000)
  Proceeds from sale of marketable securities                  4,775,000         128,496,000          164,652,000
                                                      ----------------------------------------------------------------
  Net cash (used in) investing activities                    (25,422,000)        (74,168,000)         (45,901,000)


                                                  CoreComm Limited and Subsidiaries
                                            Consolidated Statements of Cash Flows (continued)



                                                                         Year Ended December 31,
                                                            2001                 2000                  1999
                                                      ------------------ --------------------- ----------------------
Financing activities
Proceeds from borrowings, net of
  financing costs                                           88,679,000        103,328,000           168,545,000
Proceeds from issuance of preferred
  stock                                                              -         50,000,000                     -
Proceeds from exercise of stock options
  and warrants                                                   4,000         12,463,000            16,145,000
Principal payments                                         (13,498,000)        (5,936,000)           (3,469,000)
Principal payments of capital lease
  obligations                                               (8,107,000)       (15,568,000)           (2,379,000)
                                                      ------------------ --------------------- ----------------------
Net cash provided by financing activities                   67,078,000        144,287,000           178,842,000
                                                      ------------------ --------------------- ----------------------
(Decrease) increase in cash and cash
  equivalents                                              (25,693,000)       (60,883,000)           60,524,000
Cash and cash equivalents at beginning
 of period                                                  25,802,000         86,685,000            26,161,000
                                                      ------------------ --------------------- ----------------------
Cash and cash equivalents at end of
  period                                                      $109,000      $  25,802,000         $  86,685,000
                                                      ================== ===================== ======================

Supplemental disclosure of cash flow
   information
Cash paid for interest                                     $23,273,000      $  14,362,000          $  2,032,000
Income taxes paid                                                    -            369,000             1,421,000

Supplemental schedule of non-cash
   investing activities
Liabilities incurred to acquire fixed
  assets                                                    $6,595,000        $35,626,000           $19,621,000
Common stock, preferred stock, stock
  options and warrants issued for acquisitions                       -        400,665,000            43,952,000
Notes issued for acquisition, net
  of discount                                                        -         94,015,000                     -
Supplemental schedule of non-cash
   financing activities
Common stock issued for dividend on    preferred
   stock                                                    $1,875,000                 $-                    $-
Common stock issued for interest on senior
   unsecured notes                                           7,040,000                  -                     -
Conversion of convertible notes                             10,250,000                  -                     -
Warrants issued in connection with financing                 5,451,000                  -                     -

See accompanying notes.

                     CoreComm Limited and Subsidiaries

                 Notes to Consolidated Financial Statements

1.  Organization and Business

    Organization

    CoreComm Limited, referred to as the Company, formerly a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc., referred to as CCPR, was formed in March 1998 in order to succeed to the businesses and assets that were operated by OCOM Corporation. Operations commenced in April 1998. In September 1998, CCPR made a cash contribution to the Company of $150,000,000 and distributed 100% of the outstanding shares of the Company on a one-for-one basis to CCPR's shareholders.

    In September 2000, the Company, a Bermuda corporation, merged with and into its newly-formed, wholly-owned Delaware corporate subsidiary. The Delaware corporation then merged into ATX Telecommunications Services, Inc., referred to as ATX, with ATX being the surviving corporation and changing its name to CoreComm Limited. For accounting purposes, the Company's predecessor is CoreComm Limited, the Bermuda corporation.

    Business

    The Company's only material asset is its ownership of approximately 13% of the outstanding capital stock of CoreComm Holdco, Inc., referred to as CoreComm Holdco. The Company owned 100% of the outstanding capital stock of CoreComm Holdco until the consummation of transactions as part of the Holdco recapitalization in December 2001. CoreComm Holdco provides integrated local and toll-related telephone, Internet and high-speed data services to business and residential customers located principally in Pennsylvania, Ohio, New Jersey, Michigan, Wisconsin, Maryland, Illinois, New York, Virginia, Delaware, Massachusetts, Washington, D.C. and Indiana.

    Basis of Preparation

    Effective with the completion of the first phase of the Holdco recapitalization on December 28, 2001, the Company began accounting for its ownership of approximately 13% of the outstanding shares of CoreComm Holdco using the equity method. The Company consolidated CoreComm Holdco prior to that date. This transition from consolidation to equity method accounting is referred to as the deconsolidation in the consolidated financial statements. As a result of the deconsolidation, the assets and liabilities of CoreComm Holdco are not included in the Company's consolidated balance sheet at December 31, 2001. In addition, the results of operations and cash flows of CoreComm Holdco, which represent substantially all of the Company's operations and cash flows, will not be included in the Company's consolidated statement of operations and statement of cash flows beginning January 1, 2002. CoreComm Holdco's result of operations and cash flows for the period from December 28, 2001 to December 31, 2001 were not material.

    Liquidity

    As a result of the first phase of the Holdco recapitalization, the Company, which formerly owned 100% of CoreComm Holdco's outstanding capital stock, now owns only approximately 13% of CoreComm Holdco's outstanding capital stock. CoreComm Holdco owns 100% of the business operations which the Company formerly owned indirectly through CoreComm Holdco. However, the Company remains a party liable under the $156.1 million senior secured credit facility and has no right to withdraw any additional money under that facility. In addition, the Company has obligations of approximately $600 million in debt and preferred securities now held by CoreComm Holdco, the $4.75 million principal amount of 6% Convertible Subordinated Notes that are not held by CoreComm Holdco and other liabilities. As a result of its condition, the Company currently lacks the resources to meet its obligations as they become due.

    The Company's liquidity problem raises substantial doubt about its ability to continue as a going concern. The Company intends to resolve its liquidity problem through the completion of the Holdco recapitalization exchange offers whereby the Company will exchange the shares of CoreComm Holdco common stock it presently owns for its shares held by the Company's stockholders and for the Company's 6% Convertible Subordinated Notes held by third parties. If the exchange offers are successfully completed, the Company will become a subsidiary of CoreComm Holdco. There can be no assurance that the exchange offers will be completed.

2.  Holdco Recapitalization

    In April 2001, the Company completed a reevaluation of its business plan in light of current market conditions and made significant modifications to its plans. The Company streamlined its strategy and operations to focus on its two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. The second is bundled local telephony and Internet products efficiently sold, serviced and provisioned via Internet-centric interfaces to the residential market.

    Also in April 2001, the Company commenced a process to potentially sell its assets and businesses that are not directly related to its competitive local exchange carrier, referred to as CLEC, business, and retained advisors for the purpose of conducting this sale. At the time, the Company's CLEC assets and businesses were CoreComm Holdco's local and toll-related telephone services that compete with the incumbent local exchange carrier, referred to as ILEC.

    In October 2001, the Company and CoreComm Holdco commenced the Holdco recapitalization. The Company entered into agreements with numerous holders of its 6% Convertible Subordinated Notes Due 2006 whereby the holders agreed, among other things, to exchange their notes for the amount of the October 1, 2001 interest payment of $4.8 million in the aggregate in cash and shares of CoreComm Holdco common stock. The exchange was completed in December 2001, including the payment of the $4.8 million by the Company.

    On December 28, 2001, CoreComm Holdco completed the first phase of the Holdco recapitalization, which was the exchange of shares of its common stock for substantial amounts of the outstanding indebtedness of CoreComm Holdco, substantial amounts of the outstanding indebtedness of the Company and CoreComm Holdco as co-obligors and all of the outstanding preferred stock of the Company.

The following summarizes the indebtedness and preferred stock that was exchanged for shares of CoreComm Holdco's common stock in December 2001:

---------------------------------------------- ----------------------- ------------------------ --------------------------------
                                                                                                      Principal Amount or
                 Description                        Date Issued                Issuer              Stated Value when Issued

---------------------------------------------- ----------------------- ------------------------ --------------------------------
10.75%  Unsecured Convertible PIK Notes                                CoreComm Holdco and
   due 2011                                    April 2001              the Company              $10.0 million
---------------------------------------------- ----------------------- ------------------------ --------------------------------
10.75% Senior Unsecured Convertible PIK                                CoreComm Holdco and
   Notes Due 2010                              December 2000           the Company              $16.1 million
---------------------------------------------- ----------------------- ------------------------ --------------------------------
Senior Unsecured Notes Due
   September 29, 2003                          September 2000          The Company              $108.7 million
---------------------------------------------- ----------------------- ------------------------ --------------------------------
6% Convertible Subordinated Notes
   Due 2006                                    October 1999            The Company              $175.0 million (1)
---------------------------------------------- ----------------------- ------------------------ --------------------------------
Series A and Series A-1 Preferred Stock        September 2000          The Company              $51.1 million
---------------------------------------------- ----------------------- ------------------------ --------------------------------
Series B Preferred Stock                       September 2000          The Company              $250.0 million
---------------------------------------------- ----------------------- ------------------------ --------------------------------

(1)      $164.75 million was outstanding as of December 2001, of which $160 million was exchanged.

    As indicated above, CoreComm Holdco exchanged the approximately $10.8 million principal and accrued interest of 10.75% Unsecured Convertible PIK Notes Due 2011 and the approximately $18.0 million principal and accrued interest of 10.75% Senior Unsecured Convertible PIK Notes Due 2010 for shares of its common stock. CoreComm Holdco recorded an extraordinary gain of $25.7 million from the extinguishment of these notes, and incurred costs of $2.7 million in connection with the Holdco recapitalization. This gain is based on the fair value of $2.9392 per share for the shares issued by CoreComm Holdco in exchange for the notes.

    As a result of the completed exchanges in December 2001, approximately 87% of CoreComm Holdco's outstanding shares, or 8,685,602 shares, are owned by the former holders of indebtedness of the Company and CoreComm Holdco and the former holders of preferred stock of the Company, and approximately 13% of CoreComm Holdco's outstanding shares, or 1,314,416 shares, continue to be held by the Company.

    As part of the second phase of the Holdco recapitalization, on February 8, 2002, CoreComm Holdco launched registered public exchange offers whereby it is offering to exchange shares of CoreComm Holdco common stock which will have been registered under the Securities Act of 1933, as amended, pursuant to a Form S-4 registration statement to all holders of the Company's common stock and all remaining holders of the Company's 6% Convertible Subordinated Notes due 2006 for their shares of the Company's common stock and their notes, respectively. As soon as practicable after accepting at least 90% of the oustanding shares of the Company's common stock in the exchange offers, CoreComm Holdco plans to transfer all such shares to a newly formed, wholly-owned subsidiary and to merge this subsidiary into the Company with the Company surviving the merger as a wholly-owned subsidiary of CoreComm Holdco.

    As a result of the first phase of the Holdco recapitalization, CoreComm Holdco holds $160 million principal amount of the Company's 6% Convertible Subordinated Notes, approximately $105.7 million principal amount of the Company's Senior Unsecured Notes and all of the Company's outstanding preferred stock. The Company has agreed that it will surrender to CoreComm Holdco the number of shares of CoreComm Holdco common stock that CoreComm Holdco issues in the exchange offers and the merger. (Therefore, if the merger is completed, the Company will own no common stock of CoreComm Holdco, and thus will own no material assets, since CoreComm Holdco common stock is the Company's only material asset.) In exchange for the Company surrendering such shares of CoreComm Holdco common stock, the Company and CoreComm Holdco have agreed to waivers and amendments to delay the Company from having to make any payments with respect to these securities. If such a merger does not occur, the Company does not anticipate that it will have the financial resources to meet the obligations under its notes and preferred stock if CoreComm Holdco requires it to do so.

    Under the exchange offers, those shareholders and noteholders who exchange their shares and notes, respectively, will receive shares of CoreComm Holdco, and would no longer have securities of the Company.

    The Company may lack the resources to meet the obligations of the remaining $4.75 million principal amount of 6% Convertible Subordinated Notes that are not held by CoreComm Holdco.

    On December 17, 2001, Nasdaq granted the Company an exception to Nasdaq's stockholder approval requirements permitting the Holdco recapitalization to proceed without a vote of the Company's stockholders because requiring a stockholder vote would seriously jeopardize the Company's financial viability. Pursuant to conversations with Nasdaq, the Company and CoreComm Holdco intend to transfer the Company's current listing to CoreComm Holdco following successful completion of the exchange offers. The Company cannot predict whether remaining shares of the Company's common stock will continue to trade publicly thereafter.

    On February 14, 2002, the Company received written notification from Nasdaq indicating that it failed to comply with the minimum market value of publicly held shares and minimum bid price requirements for continued listing on the Nasdaq National Market. The Company has until May 15, 2002 to regain compliance. If the Holdco recapitalization is not successfully completed and the Company does not regain compliance by this date, Nasdaq stated that it will then provide the Company written notification that its common stock will be delisted from the Nasdaq National Market.

3.  Significant Accounting Policies

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in reorganization costs, the amount to be paid to settle certain toll and interconnection liabilities, the amount to be paid as a result of certain sales and use tax audits, potential liabilities arising from other sales tax matters and estimates related to the value of long-lived assets, goodwill and other intangible assets. Actual results could differ from those estimates.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and those entities where the Company's interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

    Equity Method Investments

    All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for using the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of the investment, additional contributions made and dividends received. The Company evaluates the carrying value of its equity method investments and tests for impairment in accordance with APB Opinion No. 18.

    Cash Equivalents

    Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were none and approximately $25.5 million at December 31, 2001 and 2000, respectively, and consisted of corporate commercial paper.

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

    Marketable securities at December 31, 2000 consisted of corporate commercial paper. During the years ended December 31, 2001, 2000 and 1999, there were no realized gains or losses on sales of securities.

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

    Goodwill

    Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the period benefited, which is estimated to be 5 or 7 years. The Company continually evaluates whether events and circumstances warrant revised estimates of useful lives or recognition of a charge-off of carrying amounts. The Company continually reviews the recoverability of goodwill, including enterprise level goodwill. The recoverability of goodwill is assessed by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted cash flows. The carrying value of goodwill is adjusted to the present value of the future operating cash flows if the undiscounted cash flow analysis indicates it cannot be recovered over its remaining life. The present value of the future operating cash flows is calculated using a discount rate that is equivalent to the rate that would be required for a similar investment with like risks. If a portion or separable group of assets of an acquired company is being disposed of, goodwill is allocated to the asset to be disposed of based on the relative fair values of those assets at the date of acquisition, unless another method of allocation is more appropriate.

    LMDS License Costs

    The costs incurred to acquire the Local Multipoint Distribution Service, referred to as LMDS, licenses from the Federal Communications Commission, referred to as the FCC, were deferred and will be amortized on a straight-line basis over the term of the licenses upon the commencement of operations. The Company continually reviews the recoverability of the carrying value of LMDS licenses using the same methodology that it uses for the evaluation of its other long-lived assets.

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

    Other Assets

    Other assets include deferred financing costs and included notes receivable from former officers of an acquired business. Deferred financing costs were incurred in connection with the issuance of debt and are charged to interest expense over the term of the related debt. The notes receivable earned interest at 5% per annum and are due in 2002 and 2003.

    Net (Loss) Per Share

    The Company reports its basic and diluted net (loss) per share in accordance with Financial Accounting Standards Board, referred to as FASB, Statement of Financial Accounting Standards, referred to as SFAS, No. 128, "Earnings Per Share."

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

    Advertising Expense

    The Company charges the cost of advertising to expense as incurred. Advertising costs for the years ended December 31, 2001, 2000 and 1999, were $3,581,000, $8,683,000 and $4,407,000, respectively.

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

4.  Recent Accounting Pronouncements

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the company.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 142 on January 1, 2002. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.


5.  Revenues

    The following is the revenues from external customers for each of the Company's communication services:

                                                         Year Ended December 31,
                                              2001               2000                 1999
                                       -------------------------------------------------------------
       Local Exchange Services              $95,272,000        $62,960,000        $40,463,000
       Toll-related Telephony
         Services                            77,169,000         27,952,000          6,110,000
       Internet Data and
        Web-related                          93,997,000         34,157,000          6,996,000
        Services
       Other (a)                             26,769,000          7,053,000          4,582,000
                                       -------------------------------------------------------------
                                           $293,207,000       $132,122,000        $58,151,000
                                       =============================================================

(a)      Other includes wireless, paging and information services.

6.  Asset Impairments

    CoreComm Holdco performed a review of the recoverability of its goodwill and long-lived assets which indicated that the carrying value of certain assets would not be recoverable. CoreComm Holdco recorded a write-down of goodwill of $186,160,000 and a write-down of fixed assets of $14,529,000 in the fourth quarter of 2001 prior to the deconsolidation as result of this analysis and review.

    At March 31, 2001, the Company reduced the carrying amount of goodwill related to two of its acquisitions by $167,599,000. In connection with the reevaluation of its business plan and the decision to sell its non-CLEC assets and business announced in April 2001, the Company was required to report all long-lived assets and identifiable intangibles to be disposed of at the lower of carrying amount or estimated fair value less cost to sell. The carrying amount of goodwill related to these acquisitions was eliminated before reducing the carrying amounts of other assets. The estimated fair value of these businesses was determined based on information provided by the investment bank retained for the purpose of conducting this sale.

    At December 31, 2000, the Company wrote-off the carrying amount of intangible assets from certain business combinations. The aggregate write-off of $14,784,000 included goodwill of $6,690,000, workforce of $577,000 and customer lists of $7,517,000. These assets were primarily related to the Company's resale CLEC business, which was acquired in 1999. The underlying operations, customer relationships and future revenue streams had deteriorated significantly since the acquisition. These were indicators that the carrying amount of the resale-related assets was not recoverable. The Company estimated that the fair value of these assets was zero due to the lack of potential buyers, the overall deterioration of the resale CLEC business environment and because of the negative cash flow of these resale businesses for the foreseeable future. The goodwill had useful lives of 5 and 10 years, and the other intangibles had useful lives of 3 and 5 years.

    Also at December 31, 2000, in connection with the reevaluation of its business plan announced in April 2001, the Company reduced the carrying amount of its LMDS licenses by $21,136,000 to reflect their estimated fair value. The estimated fair value was determined based on an analysis of sales of other LMDS licenses.

7.  Acquisitions

    On September 29, 2000, the Company completed two significant acquisitions. The Company acquired ATX, a CLEC providing integrated voice and high-speed data services, including long distance, local, wireless and network services through the use of telephone switching equipment and other physical facilities in the New York - Virginia corridor. ATX was acquired for approximately $39.4 million in cash, approximately $108.7 million principal amount of the Company's senior unsecured notes due 2003, 12,398,000 shares of the Company's common stock and 250,000 shares of the Company's Series B preferred stock with a stated value of $250.0 million. The common stock was valued at $178.7 million, the fair value at the time of the third amendment to the ATX merger agreement on July 31, 2000. The senior unsecured notes and the Series B preferred stock were valued at $94.0 million and $67.3 million, respectively, the fair value on the date of issuance. In addition, the Company incurred acquisition related costs of approximately $9.7 million.

    The Company also acquired Voyager.net, Inc., referred to as Voyager, a large independent Internet communications company focused on the Midwestern United States. Voyager was acquired for approximately $36.1 million in cash and 19,435,000 shares of the Company's common stock. The common stock was valued at $154.6 million, the fair value at the time of the closing of the transaction. In addition, the Company incurred acquisition related costs of approximately $9.4 million and repaid approximately $24.0 million of Voyager debt including accrued interest.

    The assets of ATX and Voyager were contributed to subsidiaries of CoreComm Holdco.

    These acquisitions have been accounted for as purchases, and, accordingly the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $613.2 million exceeded the estimated fair value of net tangible assets acquired by $585.8 million, which was allocated to goodwill.

    The pro forma unaudited consolidated results of operations for the year ended December 31, 2000 assuming consummation of these acquisitions as of January 1, 2000 is as follows:


  Total revenue                                              $298,446,000
  Net (loss)                                                 (403,846,000)
  Basic and diluted net (loss) per share                            (6.06)

    In May 1999, the Company acquired 100% of the stock of MegsINet Inc., a national Internet Service Provider, referred to as ISP, in Chicago for a total consideration of $16.8 million in cash and 3,245,000 shares of the Company's common stock. In addition, the Company exchanged MegsINet stock options for options to purchase 444,000 shares of the Company's common stock, repaid $2.0 million of MegsINet debt and incurred acquisition related costs of $1.2 million. The common stock portion of the consideration was valued at $30.8 million, the fair value on the date prior to the announcement. The stock options were valued at $4.0 million using the Black-Scholes option pricing model.

    Also in May 1999, the Company acquired the wireline assets of USN Communications, Inc., which was a CLEC that operated on a resale basis, for a cash payment of $26.4 million, warrants to purchase 563,000 shares of the Company's common stock at a price of $13.33 per share and 225,000 shares at a price of $22.22 per share, and a potential contingent cash payment which was capped at $58.6 million. The contingent payment was payable only if the USN assets met or exceeded operating performance thresholds. A contingent payment is not expected to be required. The warrants were valued at $9.1 million, the fair value on the date of issuance. In addition, the Company incurred acquisition related costs of $1.0 million.

    The assets of MegsINet and USN were contributed to subsidiaries of CoreComm Holdco.

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

8.  Equity Method Investments

    Effective with the completion of the first phase of the Holdco recapitalization on December 28, 2001, the Company began accounting for its ownership of approximately 13% of the outstanding shares of CoreComm Holdco using the equity method. The Company consolidated CoreComm Holdco prior to that date.

    Following is the condensed financial information of CoreComm Holdco and subsidiaries as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999:


                                        Condensed Consolidated Balance Sheets

                                                                           December 31,        December 31,
                                                                               2001                2000
                                                                         ------------------ -------------------
Assets
Current assets                                                               $ 61,556,000       $ 86,628,000
Fixed assets, net                                                              86,722,000        179,379,000
Intangible assets, net                                                        165,140,000        606,951,000
Other assets, net                                                              33,865,000         23,648,000
                                                                         ------------------ -------------------
                                                                             $347,283,000       $896,606,000
                                                                         ================== ===================
Liabilities and shareholders' equity
Current liabilities                                                          $145,350,000       $187,312,000
Long-term debt and capital lease obligations                                  172,541,000        109,990,000
Shareholders' equity                                                           29,392,000        599,304,000
                                                                         ------------------ -------------------
                                                                             $347,283,000       $896,606,000
                                                                         ================== ===================


                                                 Condensed Consolidated Statements of Operations

                                                                  Year Ended             Year Ended            Year Ended
                                                                 December 31,           December 31,          December 31,
                                                                     2001                   2000                  1999
                                                            ----------------------- --------------------- ----------------------

        Revenues                                               $   292,681,000         $   131,526,000        $   57,151,000

        Costs and expenses
        Operating                                                  224,807,000             142,323,000            57,551,000
        Selling, general and administrative                         96,854,000             109,197,000            72,821,000
        Corporate                                                    5,648,000              11,224,000             6,686,000
        Non-cash compensation                                       21,638,000              43,440,000             1,056,000
        Other charges                                               39,553,000              12,706,000                     -
        Asset impairments                                          368,288,000              35,920,000                     -
        Depreciation and amortization                              145,364,000              73,037,000            19,546,000
                                                            ----------------------- --------------------- ----------------------
                                                                   902,152,000             427,847,000           157,660,000
                                                            ----------------------- --------------------- ----------------------
        Operating (loss)                                          (609,471,000)           (296,321,000)         (100,509,000)

        Other income (expense)
        Interest income and other, net                               1,799,000               1,134,000                55,000
        Interest expense                                           (25,647,000)             (5,929,000)           (2,624,000)
                                                            ----------------------- --------------------- ----------------------
        (Loss) before income taxes and extraordinary item         (633,319,000)           (301,116,000)         (103,078,000)
        Income tax provision                                           (94,000)               (125,000)             (102,000)
                                                            ----------------------- --------------------- ----------------------
        (Loss) before extraordinary item                          (633,413,000)           (301,241,000)         (103,180,000)
        Gain from extinguishment of debt                            39,498,000                       -                     -
                                                            ----------------------- --------------------- ----------------------
        Net (loss)                                               $(593,915,000)          $(301,241,000)        $(103,180,000)
                                                            ======================= ===================== ======================

9.  Intangible Assets

    Intangible assets consist of:

                                                                                              December 31,
                                                                                        2001                 2000
                                                                                --------------------- --------------------

LMDS license costs                                                                         $   -          $    4,230,000
Workforce, net of accumulated amortization of none and $198,000 (2000)                         -                  52,000
Customer lists, net of accumulated amortization of none and $530,000 (2000)                    -               1,810,000
                                                                                --------------------- --------------------
                                                                                           $   -              $6,092,000
                                                                                ===================== ====================

10. Fixed Assets

    Fixed assets consist of:

                                                                                      December 31,
                                                                                2001                    2000
                                                                      ---------------------------------------------

  Operating equipment                                                            $   -             $124,335,000
  Computer hardware and software                                                386,000              53,471,000
  Other equipment                                                                10,000              21,192,000
  Construction-in-progress                                                           -               22,097,000
                                                                      ---------------------------------------------
                                                                                396,000             221,095,000
  Accumulated depreciation                                                     (250,000)            (41,444,000)
                                                                      ---------------------------------------------
                                                                               $146,000            $179,651,000
                                                                      =============================================

11. Accrued Expenses

    Accrued expenses consist of:

                                                                                      December 31,
                                                                                2001                    2000
                                                                      ---------------------------------------------

  Payroll and related                                                               $-               $5,032,000
  Professional fees                                                                  -                2,995,000
  Taxes, including income taxes                                                 205,000              14,829,000
  Accrued equipment purchases                                                        -               14,460,000
  Toll and interconnect                                                              -               20,628,000
  Interest                                                                      214,000               4,495,000
  Dividends                                                                          -                3,405,000
  Acquisition costs                                                                  -               16,090,000
  Other                                                                              -                8,309,000
                                                                      ---------------------------------------------
                                                                               $419,000             $90,243,000
                                                                      =============================================

12. Long-Term Debt

    Long-term debt consists of:

                                                                                       December 31,
                                                                                 2001                 2000
                                                                         --------------------- --------------------

  6% Convertible Subordinated Notes                                            $164,750,000          $175,000,000
  Senior unsecured notes due 2003, less unamortized
     discount of $8,805,000 (2001) and $13,433,000 (2000)                        96,874,000            95,236,000
  Senior secured credit facility                                                        -              91,100,000
  Working capital promissory note, interest at 8.5%                                     -               1,496,000
  Note payable for equipment, interest at 12.75%                                        -               3,331,000
  Other                                                                                 -                 160,000
                                                                         --------------------- --------------------
                                                                               261,624,000            366,323,000
  Less current portion                                                                  -               7,699,000
                                                                         --------------------- --------------------
                                                                               $261,624,000          $358,624,000
                                                                         ===================== ====================


    At December 31, 2001, all of the senior unsecured notes due 2003 and $160,000,000 aggregate principal amount of the 6% Convertible
    Subordinated Notes were held by CoreComm Holdco.

    In October 1999, the Company issued $175,000,000 principal amount of 6% Convertible Subordinated Notes due October 1, 2006, referred to as the Convertible Notes. Interest on the Convertible Notes is payable semiannually on April 1 and October 1 of each year, which commenced on April 1, 2000. The Convertible Notes are unsecured obligations convertible into common stock prior to maturity at a conversion price of $27.39 per share, subject to adjustment. There are approximately 6,015,000 shares of common stock reserved for issuance upon conversion of the Convertible Notes. The Convertible Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after October 1, 2002, at a redemption price of 103.429% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the redemption date. The Company incurred $7,040,000 in fees and expenses in connection with the issuance of the Convertible Notes, which is included in deferred financing costs. In April 2001, $10,250,000 aggregate principal amount of the 6% Convertible Subordinated Notes were converted into approximately 374,000 shares of the Company's common stock.

    In September 2000, the Company issued approximately $108,669,000 aggregate principal amount of senior unsecured notes to the former stockholders of ATX. The senior unsecured notes mature on September 29, 2003. Interest on the notes is at an annual rate of 6.47% payable in either cash or common stock, at the Company's election, on October 1 and April 1 of each year, which commenced on April 1, 2001. In 2001, the Company made principal payments of $2,990,000.

    In September 2000, subsidiaries of CoreComm Holdco entered into a senior secured credit facility with The Chase Manhattan Bank as lender, administrative agent and collateral agent. The Company has unconditionally guaranteed payment under the facility. The facility was amended and restated in April 2001. The senior secured credit facility provides for both a term loan facility and a revolving credit facility. The aggregate amount available was amended to $156.1 million of which the term loan facility is $106.1 million and the revolving credit facility is $50 million. As of April 2001, the entire amount available under the senior secured credit facility had been borrowed.

    The term loan facility will amortize in quarterly installments of principal commencing on December 31, 2003 with a final maturity on September 22, 2008. The revolving credit facility shall be automatically and permanently reduced in increasing quarterly installments of principal commencing on December 31, 2003 with a termination date on September 22, 2008. In the event the remaining $4.75 million principal amount Convertible Notes held by third parties have not been converted or refinanced on or prior to April 1, 2006, then the facilities become payable in full on April 1, 2006.

    The interest rate on both the term loan facility and the revolving credit facility was initially, at the Company's option, either 3.25% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum; or the reserve-adjusted London Interbank Offered Rate plus 4.25% per annum. In April 2001, the interest rate was amended to, at the Company's option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. Interest is payable at least quarterly. The unused portion of the facility is subject to a commitment fee equal to 1.25% per annum payable quarterly, subject to reduction to 1.00% per annum based upon the amount borrowed under the facility. At December 31, 2001 and 2000, the effective interest rate on the amounts outstanding was 6.86% and 10.982%, respectively. The rate at December 31, 2001 is in effect through April 12, 2002.

    America Online, Inc., referred to as AOL, is a lender in the amended credit facility. In connection with the financing in April 2001, the Company entered into a marketing agreement with AOL to market a joint CoreComm/AOL bundled package in the Company's market areas. In addition, in connection with the financing in April 2001, the Company issued warrants to purchase shares of its common stock. The estimated value of the warrants plus the excess of the advertising commitment over its estimated fair value to the Company aggregating $12,454,000 was recorded as a debt discount in April 2001.

    In 1998, MegsINet entered into a working capital promissory note and a note payable for operating equipment. MegsINet was required to make monthly principal and interest payments through January 2002 for the working capital note and through September 2001 for the equipment note. In 2001, the holders of these notes agreed to accept cash of $400,000 and $800,000 in full settlement of all amounts due under the working capital note and certain capital leases and the equipment note, respectively. Extraordinary gains aggregating $4,067,000 were recorded as a result of these settlements.

    In May 2001, the Company entered into an agreement with one of its equipment vendors whereby $17,166,000 due to the vendor would be paid in three payments in January, May and August 2002. In December 2001, the Company and the vendor agreed to a modification of this arrangement in which the Company paid $2,000,000 and returned certain of the equipment in full settlement of the amount due. The Company recorded an extraordinary gain of $7,628,000 as a result of this transaction.

    In April 2001, the Company and CoreComm Holdco as co-obligators issued to Booth American Company $10 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. Interest on the notes was at an annual rate of 10.75% payable semiannually on October
    15 and April 15 of each year, commencing October 15, 2001. The interest was payable in kind by the issuance of additional 10.75% Unsecured Convertible PIK Notes due April 2011 in such principal amount as shall equal the interest payment that was then due. The notes were convertible into the Company's common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest had an initial conversion price equal to 120% of the weighted average closing price of the Company's common stock for a specified period. All of these outstanding 10.75% Unsecured Convertible PIK Notes Due April 2011 were exchanged for shares of CoreComm Holdco in December 2001.

    CoreComm Holdco exchanged the approximately $10.8 million principal and accrued interest of 10.75% Unsecured Convertible PIK Notes Due 2011 and the approximately $18.0 million principal and accrued interest of 10.75% Senior Unsecured Convertible PIK Notes Due 2010 (that were included in notes payable to related parties) for shares of its common stock. CoreComm Holdco recorded an extraordinary gain of $25,677,000 from the extinguishment of these notes. Costs of $2,655,000 were incurred in connection with the Holdco recapitalization which are included as an offset to the extraordinary gain. In addition, CoreComm Holdco recorded an extraordinary gain of $4,781,000 related to the settlement of other liabilities.

13. Other Charges

    Other charges in 2001 include reorganization charges of $37,372,000 and an adjustment to the reserve for notes receivable from former offices of Voyager of $2,142,000. The reorganization charges relate to the Company's announcements in May and July 2001 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. A total of $21,386,000 of these costs are for equipment and other assets that did not require any future cash outlays. The employee severance and related costs in 2001 were for approximately 630 employees to be terminated, none of whom were still employed by the Company as of December 31, 2001. The major actions involved in the 2001 reorganization included: (1) consolidation of functions such as network operations, customer service and finance, (2) initiatives to increase gross margins and (3) agreements with vendors to reduce or eliminate purchase commitments. The consolidation of functions resulted in employee terminations and the closing of offices. Employee severance and related costs, lease exit costs and fixed assets and prepayment write-downs include charges related to these actions. Initiatives to increase gross margins resulted in consolidation of network assets and elimination of redundant and less profitable facilities. Charges for these actions include lease exit costs and fixed assets and prepayment write-downs. Finally, reductions or elimination of purchase commitments resulted in agreement termination charges. All of these actions are expected to be completed by June 30, 2002. Fixed assets and prepayments written-off include $5.3 million related to vacated offices, $13.4 million for network assets in abandoned markets and $2.7 million for prepayments in respect of ILEC facilities in abandoned markets.

    Other charges in 2000 include a reserve of $8,700,000 for notes receivable from former officers of Voyager, and reorganization charges of $4,006,000. The employee severance and related costs in 2000 were for approximately 250 employees to be terminated, none of whom were still employed by the Company as of December 31, 2000.

    The following table summarizes the reorganization charges incurred and utilized in 2000 and 2001:

                                              Employee                                               Fixed
                                             Severance           Lease                              Assets
                                            And Related           Exit          Agreement             And
                                               Costs             Costs         Terminations       Prepayments         Total
                                        -----------------------------------------------------------------------------------------
                                                                        (in thousands)

Charged to expense                         $2,089                  $1,917               $-                 $-        $4,006
Utilized                                     (775)                 (1,396)               -                  -        (2,171)
                                        -----------------------------------------------------------------------------------------
Balance, December 31, 2000                   1,314                    521                -                  -         1,835
Charged to expense                           3,409                  6,928            6,572             21,772        38,681
Adjustments                                   (996)                    73                -               (386)       (1,309)
Utilized                                    (3,218)                (4,416)          (2,914)           (21,386)      (31,934)
Deconsolidation of CoreComm Holdco            (509)                (3,106)          (3,658)                 -        (7,273)
                                        -----------------------------------------------------------------------------------------
Balance, December 31, 2001                     $-                      $-               $-                 $-            $-
                                        =========================================================================================

14. Fair Values of Financial Instruments

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

    Long-term debt: The fair value of the Company's convertible notes is based on the quoted market price. The carrying amount of the variable rate senior secured credit facility approximates the fair value. The fair value of the Company's other notes payable are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value at December 31, 2001 is based on the fair value of $2.9392 per share for the shares issued by CoreComm Holdco in exchange for the notes.

    The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                          December 31, 2001                 December 31, 2000
                                                  ---------------------------------- ---------------------------------
                                                      Carrying           Fair           Carrying           Fair
                                                       Amount            Value           Amount            Value
                                                  ----------------- ---------------- ---------------- ----------------
                                                                            (in thousands)

Cash and cash equivalents                                     $109             $109         $  25,802       $  25,802
Long-term debt:
  Convertible notes                                        164,750           1,427            175,000          55,125
  Working capital promissory note                                -               -              1,496           1,392
  Equipment note                                                 -               -              3,331           2,496
  Senior secured credit facility                                 -               -             91,100          91,100
  Senior unsecured notes due 2003                           96,874            4,661            95,236          95,236
  Notes payable to related parties                               -               -             16,170          15,355
  Other                                                          -               -                160             138



15. Leases

    CoreComm Holdco has capital leases for certain of its operating equipment. Leased property included in operating equipment consisted of:


                                                                        December 31,
                                                                2001                    2000
                                                       ----------------------- -----------------------

                Operating equipment                               $   -        $41,859,000
                Accumulated depreciation                              -        14,699,000
                                                       ----------------------- -----------------------
                                                                  $   -        $27,160,000
                                                       ======================= =======================

    As of December 31, 2001, the Company no longer has any operating leases. CoreComm Holdco has leases for office space and equipment which extend through 2013. Total rent expense for the years ended December 31, 2001, 2000 and 1999 under operating leases was $8,791,000,
    $7,764,000 and $5,151,000, respectively.

16. Related Party Transactions

    The due to CoreComm Holdco balance at December 31, 2001 includes 6% Convertible Subordinated Notes and Senior Unsecured Notes Due 2003 interest payable of $4,128,000 and preferred stock dividends payable of $19,338,000.

    In December 2000, CoreComm Holdco issued $16.1 million aggregate principal amount of 10.75% Senior Unsecured Convertible PIK Notes Due December 2010, which were a joint obligation of the Company and CoreComm Holdco, to officers and directors of the Company and CoreComm Holdco. Interest on the notes was at an annual rate of 10.75% payable semiannually on January 1 and July 1 of each year, which commenced on July 1, 2001. The interest was payable in kind by the issuance of additional Senior Unsecured Convertible PIK Notes Due December 2010 in such principal amount equal to the interest payment that was then due. The notes were convertible into common stock prior to maturity at a conversion price of $5.00 per share, subject to adjustment. The additional notes issued for interest had an initial conversion price equal to 120% of the weighted average closing price of the Company's common stock for a specified period. All of the outstanding 10.75% Senior Unsecured Convertible PIK Notes Due December 2010 were exchanged for shares of CoreComm Holdco common stock in December 2001.

    Some of the officers and directors of the Company are also officers or directors of NTL Incorporated, referred to as NTL. In April 2001, the Company and CoreComm Holdco as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. In addition, in April 2001, the Company issued warrants to NTL, and the Company and CoreComm Holdco entered into a network and software agreement with NTL. The estimated value of the warrants of $397,000 was recorded as a debt discount in April 2001. Pursuant to the network and software agreement with NTL, CoreComm Holdco will provide U.S. network access for U.K. Internet traffic from NTL's U.K. customers for three years, as well as a royalty free license to use certain provisioning software and know-how.

    At December 31, 2001, CoreComm Holdco's liability for the 10.75% Unsecured Convertible PIK Notes Due April 2011 was $16,174,000. Interest on the 10.75% Unsecured Convertible PIK Notes Due April 2011 is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, which commenced on October 15, 2001. The interest is payable in kind by the issuance of additional 10.75% Unsecured Convertible PIK Notes Due April 2011 in such principal amount equal to the interest payment that is then due. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of the Company's common stock for a specified period. The notes are convertible into the Company's common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. However, NTL and the Company and CoreComm Holdco have entered into an agreement relating to the conversion feature of the notes following the Holdco recapitalization. Through that agreement, consistent with the original terms of the notes, the Company and CoreComm Holdco have agreed to exercise their right under the notes such that, following the successful completion of the exchange offer to the holders of the Company's common stock to exchange their shares for shares of CoreComm Holdco common stock, the convertibility feature of the notes will be altered so that rather than the note being convertible into shares of the Company's common stock, the notes will become convertible into shares of CoreComm Holdco common stock. At that time, the conversion price of $1.00 per share will be equitably adjusted by applying the exchange ratio in the exchange offer, which results in a new conversion price of $116.70 per share of CoreComm Holdco common stock. NTL has agreed not to exercise its rights to convert into the Company's common stock for six months from February 5, 2002 (unless that right has previously ceased as a result of the completion of the exchange offer and the change in the convertibility feature). In the event that the exchange offer is not completed, the conversion feature would remain into the Company's common stock. These notes are redeemable, in whole or in part, at the Company's option, at any time on or after April 12, 2003 at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.

    NTL provides CoreComm Holdco with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to CoreComm Holdco by NTL consist of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead which cannot be specifically allocated to NTL. Effective January 1, 2001, the percentage used to allocate corporate overhead was reduced. It is not practicable to determine the amounts of these expenses that would have been incurred had CoreComm Holdco operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the years ended December 31, 2001, 2000 and 1999, NTL charged the Company $446,000, $1,186,000 and $2,330,000, respectively, which is included in corporate expenses.

    CoreComm Holdco provided NTL with access to office space and equipment and the use of supplies until August 2001. In the fourth quarter of 1999, CoreComm Holdco began charging NTL a percentage of the Company's office rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had CoreComm Holdco operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. In 2001, 2000 and 1999, CoreComm Holdco charged NTL $121,000, $267,000 and $62,000, respectively, which reduced corporate expenses.

    CoreComm Holdco provides billing and software development services to subsidiaries of NTL. General and administrative expenses were reduced by $1,883,000, $1,400,000 and $800,000 for the years ended December 31,
    2001, 2000 and 1999, respectively, as a result of these charges.

    In 2001, CoreComm Holdco and NTL entered into a license agreement whereby NTL was granted an exclusive, irrevocable, perpetual license to certain billing software developed by CoreComm Holdco for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $9.8 million for the development costs expended by CoreComm Holdco plus a fixed amount of $3.0 million representing the one-time perpetual license fee. The billing software was being used by NTL at the time of this agreement, and was being maintained and modified by CoreComm Holdco under an ongoing software maintenance and development outsourcing arrangement between the companies. CoreComm Holdco recorded the aggregate $12.8 million as deferred revenue, of which $2.5 million was recognized in 2001.

    In March 2000, CoreComm Holdco and NTL announced that they had entered into an agreement to link their networks in order to create an international Internet backbone that commenced operations in February 2001. The Company recognized revenue of $327,000 for the network usage in the year ended December 31, 2001.

    CoreComm Holdco leases office space from entities controlled by an individual who owns 32% of the outstanding CoreComm Holdco shares. Rent expense for these leases for the year ended December 31, 2001 was approximately $1.6 million.

17. Net Loss Per Common Share

    The following table sets forth the computation of basic and diluted net loss per common share:

                                                                             Year Ended December 31,
                                                                  2001               2000                1999
                                                            ----------------------------------------------------------
Numerator:
(Loss) before extraordinary item                               $(659,088,000)    $(313,811,000)     $(103,524,000)
Preferred stock dividend                                         (17,808,000)       (4,491,000)                 -
Preferred stock accretion to redemption value                     (4,579,000)       (1,099,000)                 -
                                                            ----------------------------------------------------------
(Loss) available to common shareholders before
   extraordinary item                                           (681,475,000)     (319,401,000)      (103,524,000)
Extraordinary item                                                39,498,000                -                   -
                                                            ----------------------------------------------------------
Net (loss) available to common shareholders                    $(641,977,000)    $(319,401,000)     $(103,524,000)
                                                            ----------------------------------------------------------

Denominator for basic net loss per common share                  100,669,000        47,480,000         34,189,000
Effect of dilutive securities                                              -                 -                  -
                                                            ----------------------------------------------------------
Denominator for diluted net loss per common share                100,669,000        47,480,000         34,189,000
                                                            ----------------------------------------------------------

Basic and diluted net loss per common share:
(Loss) before extraordinary item                                      $(6.77)           $(6.73)            $(3.03)
Extraordinary item                                                      0.39                 -                  -
                                                            ----------------------------------------------------------
Net (loss) per common share                                           $(6.38)           $(6.73)            $(3.03)
                                                            ==========================================================

    The shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive. At December 31, 2001, 2000 and 1999, the Company had 94.3 million, 41.7 million and 18.0 million shares, respectively, issuable upon the exercise of stock options and warrants and the conversion of convertible securities.

18. 401(k) Plan

    CoreComm Holdco sponsors a 401(k) Plan in which all full-time employees who have completed 90 days of employment and are 21 years of age may participate. CoreComm Holdco's matching contribution is determined annually by the Board of Directors. Participants may make salary deferral contributions of 1% to 15% of their compensation not to exceed the maximum allowed by law. The expense for the years ended December 31, 2001, 2000 and 1999 was $380,000, $486,000 and $350,000,
    respectively.

19. Shareholders' Equity

    Stock Splits

    In August 1999, the Company declared a 3-for-2 stock split by way of a stock dividend, which was paid on September 2, 1999. In January 2000, the Company declared a 3-for-2 stock split by way of a stock dividend, which was paid on February 2, 2000. The consolidated financial statements and the notes thereto give retroactive effect to the stock splits.

    Preferred Stock

    In September 2000, the Company issued 50,000 shares of Series A preferred stock in exchange for cash of $50 million. The Series A preferred stock pays cumulative dividends at 8.5% per annum of the liquidation value of $1,000 per share, payable quarterly in arrears which commenced on December 31, 2000. At the Company's option, dividends may be paid either in cash, shares of common stock or additional shares of Series A preferred stock. The 50,000 shares of Series A preferred stock originally issued were convertible at any time at the option of the holder into shares of common stock at the stated liquidation value of $1,000 divided by the conversion price of $14.36. In connection with the issuance of 10.75% Unsecured Convertible PIK Notes in April 2001, the Company amended the conversion price of the Series A preferred stock to $1.75 from $14.36. Effective July 2001, the conversion price of the Series A preferred stock was reduced by 5% to $1.66 upon the Company's failure to declare and pay dividends on the Series A preferred stock for two consecutive periods. The conversion price will continue to be reduced by 5% for each succeeding period of two dividend periods as to which dividends shall not be declared and paid, up to an aggregate reduction of $1.00. Any additional shares of Series A preferred stock issued will have an initial conversion price equal to 120% of the volume weighted average sale price of the Company's common stock for a specified period. On September 29, 2010, the Company will be required to redeem any shares of Series A preferred stock outstanding for $1,000 per share plus accrued and unpaid dividends. At the Company's discretion, the redemption price may be paid either in cash or in shares of common stock. The Company may redeem the Series A preferred stock at a redemption price of $1,000 per share, together with accrued and unpaid dividends, payable either, at the Company's option in cash or in shares of common stock, or a combination of both, beginning on September 29, 2002 if the 25-day volume weighted average sale price of the Company's common stock exceeds certain targets. In addition, the Series A preferred stock may be redeemed by the Company at any time following September 29, 2005 at a redemption price of $1,010 per share, together with accrued and unpaid dividends, payable either in cash or in shares of common stock, or a combination of both. Except as provided by law, holders of the preferred stock are not entitled to vote on matters brought before the Company's stockholders.

    In September 2000, the Company issued 250,000 shares of Series B preferred stock in connection with the ATX acquisition. The Series B preferred stock pays cumulative dividends at an initial annual rate of $30 per share, payable quarterly in arrears, when, if and as declared by the Board of Directors, which commenced on December 31, 2000. At the Company's discretion, dividends may be paid either in cash or in shares of common stock. The annual dividend increased to $50 per share on September 29, 2001 as a result of Senior Unsecured Notes due 2003 remaining outstanding on that date. The annual dividend will increase to $70 per share on March 29, 2002 if, by that date, any of the senior unsecured notes due 2003 remain unpaid. The Series B preferred stock has a liquidation preference of $1,000 per share, plus accumulated and unpaid dividends. The Series B preferred stock is convertible at any time at the option of the holder into shares of common stock at the stated liquidation preference of $1,000 divided by the conversion price of $32.11. On September 29, 2020, the Company will be required to redeem any shares of Series B preferred stock outstanding for $1,000 per share plus accrued and unpaid dividends. At the Company's discretion, the redemption price may be paid either in cash or in shares of common stock. Except as provided by law, holders of the preferred stock are not entitled to vote on matters brought before the Company's stockholders.

    As of December 31, 2001, there were 38,561,000 shares of common stock reserved for issuance upon conversion of preferred stock.

    In December 2001, the holders of the Series A and Series B preferred stock exchanged all of the outstanding shares of the Company's preferred stock for shares of CoreComm Holdco common stock issued by CoreComm Holdco.

    Non-Cash Compensation

    In June 2001, the Company's Board of Directors approved the repricing of certain stock options granted to employees. George Blumenthal, the then Chairman of the Board, Barclay Knapp, the then President, and the members of the Board of Directors did not participate in the repricing. Options to purchase an aggregate of approximately 10.2 million shares of the Company's common stock with an average exercise price of $10.70 per share were repriced to $.25, $.75 or $1.25 per share, depending upon the original exercise price. In accordance with APB No. 25 and related interpretations, the Company is accounting for the repriced options as a variable plan. CoreComm Holdco will recognize non-cash compensation expense for the difference between the quoted market price of the Company's common stock and the exercise price of the repriced options while the options remain outstanding. The Board of Directors has taken this action to continue to provide the appropriate performance incentives to those affected.

    In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2,747,000 shares of the Company's common stock to various employees at an exercise price of $14.55, which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, in April 2000, CoreComm Holdco recorded non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to December 31, 2000, $9.7 million of the deferred non-cash compensation was charged to expense. In 2001, the remaining $21.6 million of the deferred non-cash compensation was charged to expense.

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

    Shareholder Rights Plan

    The Company adopted a shareholder rights plan in September 2000. In connection with the shareholder rights plan, the Board of Directors declared and paid a dividend of one preferred share purchase right for each share of common stock outstanding on October 16, 2000. Each right entitles the holder, under certain potential takeover events, to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock, referred to as Series C Preferred Stock, at an exercise price of $50.00, subject to adjustment. The rights expire in October 2010. There are 1,000,000 shares of Series C Preferred Stock authorized for issuance under the plan. No shares of Series C Preferred Stock are issued or outstanding.

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

    Warrants

    In connection with the amendment and restatement of the senior unsecured credit facility in April 2001, the Company issued to lenders warrants to purchase approximately 10.6 million shares of its common stock at an exercise price of $.01 per share that expire in April 2011. Warrants to purchase an aggregate of approximately 1.4 million shares of common stock issued in December 2000 and January 2001 were canceled upon the issuance of these new warrants.

    The Company had the following warrants outstanding as of December 31, 2001: (1) warrants to purchase an aggregate of 29,000 shares of common stock at $13.75 per share issued in 1999 that expire in August 2008,
    (2) warrants to purchase an aggregate of 225,000 shares of common stock at $22.22 per share issued in 1999 that expire in May 2004, (3) warrants to purchase an aggregate of 563,000 shares of common stock at $13.33 per share issued in 1999 that expire in May 2002 and (4) warrants to purchase an aggregate of 10,580,000 shares of common stock at $0.01 per share issued in 2001 that expire in April 2011. None of these warrants were exercised in 2001 or 2000.

    CoreComm Holdco has offered its common stock to the Company's stockholders through a registered public exchange offer. If this exchange offer and the subsequent merger are consummated, the Company's warrants will be exercisable into common shares of CoreComm Holdco on an as-converted basis, subject to the exchange ratio in the exchange offer.

    Stock Options

    As of December 31, 2001, there were approximately 33,057,000 shares of common stock reserved for issuance under the Company stock option plans, referred to as the Plans, and there were approximately 8.4 million shares available for issuance. The Plans provide that incentive stock options be granted at the fair market value of the Company's common stock on the date of grant, and nonqualified stock options be granted at a price determined by the Compensation and Option Committee. Options are generally exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

    In December 2001, the Company's Board of Directors, in connection with the Holdco recapitalization, accelerated all outstanding options to acquire shares of the Company's common stock so that all are presently fully vested and exercisable. The Company recognized $8.7 million of deferred non-cash compensation as a result of the acceleration of the vesting.

    The Company's options are not exercisable for shares of CoreComm Holdco's common stock. In the event that CoreComm Holdco is successful in consummating the exchange offers, the Company would become a subsidiary of CoreComm Holdco. Subsequent to that time, CoreComm Holdco and the Company intend to effect a merger between the Company and a subsidiary of CoreComm Holdco which would have the effect of converting holders of any remaining outstanding shares of the Company's common stock not owned by CoreComm Holdco into shares of CoreComm Holdco at an exchange ratio identical to that being offered in the exchange offers. Between now and that time, if holders of the Company's options exercise their options, they would, at the time of a merger, have the same rights as other holders of the Company's common stock to have their shares of the Company converted into shares of CoreComm Holdco at that exchange ratio. CoreComm Holdco may be required to record non-cash compensation upon the ultimate resolution of the Company's stock options.

    In connection with the distribution of the Company to CCPR's shareholders, the Company issued options to purchase approximately 1,877,000 shares of the Company's common stock to holders of CCPR stock options who elected to receive options. In addition, the Company issued warrants to purchase 6,153,000 shares of common stock to holders of CCPR stock options who elected to receive warrants. These warrants are referred to as distribution warrants.

    Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee warrants and stock options under the fair value method of that Statement. The fair value for these warrants and options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate of 4.47%, 5.30% and 6.81%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 1.276, .804 and .465, respectively, and a weighted-average expected life of the warrants and options of 10 years.

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

    For purposes of pro forma disclosures, the estimated fair value of the distribution warrants and options is amortized to expense over the options' vesting periods. Following is the Company's pro forma information:


                                                                               Year Ended December 31,
                                                               2001                  2000                     1999
                                                        -------------------- --------------------- ----------------------------
Pro forma net (loss)                                         $(704,596,000)       $(389,127,000)     $(128,795,000)
Pro forma net (loss) per share - basic and                          $(7.22)              $(8.31)            $(3.77)
diluted

    A summary of the Company's distribution warrants and stock option activity and related information for the years ended December 31, 2001, 2000 and 1999 follows:

                                            2001                           2000                           1999
                                ------------------------------ ------------------------------ -----------------------------
                                  Number of      Weighted -      Number of      Weighted-       Number of    Weighted-Average
                                   Options        Average         Options        Average         Options       Exercise
                                               Exercise Price                 Exercise Price                     Price
                                -------------- --------------- -------------- --------------- -------------- --------------

Outstanding - beginning
 of period                        19,349,000        $13.69       10,754,000        $15.37        9,765,000      $  5.51
Granted                           16,822,000          0.65       10,404,000         10.98        7,925,000        19.56
Exercised                              3,000          1.49        1,640,000          7.61        5,606,000         6.27
Forfeited                         13,971,000         12.16          169,000         14.09        1,330,000         6.27
                                                               --------------
                                --------------                                                --------------
Outstanding - end of
 Period                           22,197,000         $4.80       19,349,000        $13.69       10,754,000       $15.37
                                                                                              ==============
                                ==============                 ==============
Exercisable at end of
 Period                           22,197,000         $4.80       10,112,000        $12.51        3,438,000       $10.11
                                ==============                 ==============                 ==============

    Weighted-average fair value of distribution warrants and options, calculated using the Black-Scholes option pricing model, granted during 2001, 2000 and 1999 is $0.12, $14.04, and $14.28, respectively.

    The following table summarizes the status of the distribution warrants and stock options outstanding and exercisable at December 31, 2001:

                                                                                                Warrants and
                             Warrants and Stock Options Outstanding                    Stock Options Exercisable
                      ------------------------------------------------------      -------------------------------------
        Range of           Number of        Weighted-        Weighted-               Number of         Weighted-
        Exercise            Options         Remaining         Average                 Options           Average
         Prices                         Contractual Life  Exercise Price                            Exercise Price
  ---------------------------------------------------------------------------------------------------------------------

  $0.02 to $3.03           17,012,000       8.7 years          $   0.632               17,012,000       $   0.632
  $5.86 to $7.94              576,000       6.6 years          $   6.261                  576,000       $   6.261
  $12.96 to $14.55            299,000       8.3 years          $  13.909                  299,000       $  13.909
  $18.78 to $22.33          4,310,000       7.5 years          $  20.491                4,310,000       $  20.491
  ---------------------------------------------------------------------------------------------------------------------
         Total             22,197,000                                                  22,197,000
  =====================================================================================================================

20. Income Taxes

    The provision for income taxes consists of the following:

                                                         Year Ended December 31,
                                      ---------------------------------------------------------------
                                             2001                 2000                  1999
                                      ------------------- --------------------- ---------------------
      Current:
          Federal                          $           -       $           -              $106,000
          State and local                         98,000             250,000               625,000
                                      ------------------- --------------------- ---------------------
      Total current                               98,000             250,000               731,000
                                      ------------------- --------------------- ---------------------

      Deferred:
          Federal                                      -                   -                     -
          State and local                              -                   -                     -
                                      ------------------- --------------------- ---------------------
       Total deferred                                  -                   -                     -
                                      ------------------- --------------------- ---------------------
                                                 $98,000            $250,000              $731,000
                                      =================== ===================== =====================

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of the Holdco recapitalization, the Company's only material asset at December 31, 2001 is its investment in CoreComm Holdco. The Company had no other deferred tax assets or liabilities at December 31, 2001. Significant components of the Company's deferred tax assets are as follows:


                                                                                      December 31,
                                                                             2001                    2000
                                                                     ---------------------- ------------------------

    Deferred tax assets:
         Investment in subsidiaries                                    $    209,000,000                 $    -
         Depreciation                                                                 -              1,226,000
         Net operating losses                                                         -            109,245,000
         Allowance for doubtful accounts                                              -              4,414,000
         Amortization of goodwill                                                     -              7,405,000
         Accrued expenses                                                             -             35,820,000
         Asset impairments                                                            -              8,546,000
         Other                                                                        -                174,000
                                                                     ---------------------- ------------------------
                                                                            209,000,000            166,830,000
    Valuation allowance for deferred tax assets                            (209,000,000)          (166,830,000)
                                                                     ---------------------- ------------------------
    Net deferred tax assets                                          $                -     $                -
                                                                     ====================== ========================

    The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefit.

    Due to the completion of the debt cancellation in first phase of the Holdco recapitalization in December 2001, the Company realized for tax purposes approximately $265 million of income, most of which is not subject to tax as a result of an exception set forth in the Internal Revenue Code. To the extent that such amount is excluded from taxable income, the Company's tax attributes, consisting of net operating loss, referred to as NOL, carryforwards, including NOL carryforwards of subsidiaries which were part of the consolidated group, of which the Company was parent at the time of income realization, are subject to reduction. After reduction, the Company's NOL carryforwards are reduced to zero.

    The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

                                                                                    December 31,
                                                            -------------------------------------------------------------
                                                                  2001                2000                  1999
                                                            ------------------ -------------------- ---------------------
      Benefit at federal statutory rate (35%)                   $(216,822,000)     $(109,746,000)         $(35,978,000)
      State and local income taxes                                     98,000            250,000               625,000
      Expenses not deductible for tax purposes                    135,311,000         34,429,000             2,160,000
      Foreign income not subject to U.S. tax                                -                  -              (399,000)
      U.S. losses with no benefit                                  81,511,000         75,317,000            34,323,000
                                                            ------------------ -------------------  ------------------
                                                              $        98,000   $        250,000         $     731,000
                                                            ================== ==================== =====================


21. Commitments and Contingent Liabilities

    Fiberstream, Inc., a wholly-owned subsidiary of the Company, has an obligation under an agreement with the City of New York to pay an annual franchise fee in the amount of the greater of (a) 5% of gross revenue (as defined in the agreement) or (b) $200,000. Estimated quarterly payments begin on the earlier of (a) the date that Fiberstream completes construction of its initial backbone or (b) November 2002. Additionally, Fiberstream has an obligation to provide equipment, cash or services to the City of New York with a value of not more than $100,000 over 15 years.

    The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, certain of these matters, if resolved unfavorably to us, could have a material adverse effect on the Company's business, financial condition and/or results of operations:

    o CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of CoreComm Holdco referred to as CoreComm Newco, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm Newco sought and received an order from an official of the Public Utilities Commission of Ohio, referred to as the PUCO, barring Ameritech from refusing to process new CoreComm orders. Ameritech has appealed that order to the PUCO and the appeal is still pending.

         On July 5, 2001, Ameritech filed a claim with the PUCO seeking payment from CoreComm Newco of approximately $8,600,000 allegedly owed under the contract. On August 8, 2001, Ameritech filed a second claim against CoreComm Newco in Ohio state court, seeking an additional approximately $4,300,000 in allegedly improperly withheld amounts. These claims were subsequently consolidated in the United States District Court, with an amended complaint from Ameritech seeking a total of approximately $14,400,000.

         On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss certain of CoreComm Newco's counterclaims. CoreComm Newco's response to those motions is currently due on April 17, 2002 and it intends to oppose Ameritech's requests for dismissal vigorously.

         The Company believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14,400,000 claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $4.1 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and
         (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, the Company cannot be certain how the matter will be resolved. The Company also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. However, it is impossible at this time to predict the outcome of the litigation.

    o Certain operating subsidiaries of CoreComm Holdco are currently involved in litigation with certain subsidiaries of Verizon Communications, Inc., referred to as Verizon, relating to the timeliness and accuracy of Verizon's wholesale billing processes, the legitimacy of various charges that have been levied by Verizon, and the propriety of Verizon's effort to collect those charges by threatening to implement an account embargo and service suspension on the ability of CoreComm Holdco's subsidiaries to process new and pending service orders unless payment is made on the amounts demanded.

         On or about January 31, 2002, the subsidiaries of CoreComm Holdco operating in Delaware, District of Columbia, Maryland, Massachusetts, New York, Pennsylvania and received correspondence from Verizon claiming that Verizon was owed a total of approximately $14 million for services allegedly provided in those states and threatening to activate embargo procedures on their accounts if payment of the alleged amounts was not received. In response, the subsidiaries challenged the accuracy of Verizon's figures and provided formal written notice to Verizon disputing its claims and reiterating their several prior requests that Verizon provide additional information to support its contentions and resolve a variety of apparently systemic problems with its wholesale billing systems. Additionally, the subsidiaries in Pennsylvania, New York and Massachusetts proceeded to initiate litigation against Verizon before the appropriate regulatory authorities and/or in civil court.

         After further discussions and agreements between the parties, on February 28, 2002 Verizon withdrew its embargo threats in all states except Massachusetts. In Massachusetts, Verizon filed an answer to the complaint along with counterclaims seeking approximately $1.4 million in payment for allegedly past due charges. CoreComm Massachusetts is currently preparing an answer to these counterclaims that will dispute the accuracy of Verizon's contentions and discussions regarding a mutually agreeable resolution of the matter are continuing between the parties.

         In Pennsylvania, litigation between ATX Telecommunications and Verizon is continuing. In the meantime, on March 4, 2002 ATX received a letter from Verizon asserting that Verizon is owed approximately $5.7 million in allegedly past due charges and threatening to implement a service embargo. ATX is currently reviewing Verizon's claims against its own billing records and believes that the amount at issue could be substantially less than the amount claimed by Verizon when taking into account (a) Verizon's historical billing errors, (b) payments that have been or will be made in the ordinary course, and (c) unresolved disputes over prior charges. Accordingly, on March 29, 2002, ATX filed a petition with the Hearing Examiner in its complaint case advising that the $5.7 million figure alleged in Verizon's embargo letter has been placed into dispute by ATX due to Verizon's billing errors, that approximately $3 million of erroneous charges have already been found which ATX believes should be deducted from the claimed amount, and asking the Hearing Examiner to issue an order that would prevent Verizon from implementing a service embargo during the pendancy of the complaint proceeding. ATX intends to vigorously litigate its complaint regarding Verizon's billing errors, including the longstanding, apparently systemic problems that ATX has experienced with Verizon's billing systems, and pursue all available claims, counterclaims and offsets, including defending against any effort to implement any embargo or service suspension. However, it cannot presently predict how the matter will be resolved and if Verizon were to prevail on its claims and/or activate an account embargo or service suspension, it could have a material adverse affect on our business, financial condition and/or results of operations.

    o On December 3, 2001, General Electric Capital Corp. filed a lawsuit in the Circuit Court of Cook County, Illinois against CoreComm Limited and MegsINet, Inc., an indirect subsidiary of CoreComm Holdco, seeking approximately $8 million in allegedly past due amounts under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss certain of GECC's claims. GECC's response to the motion is currently due on April 9, 2002, defendants' reply is presently due on April 26, 2002 and oral argument on the motions is presently scheduled for May 13, 2002. CoreComm Holdco is currently in settlement discussions with GECC regarding these claims.

    o On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CoreComm Limited, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet, Inc. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a collocation agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers.

    o On July 6, 2001, MCI initiated a compulsory arbitration action against CoreComm Holdco's subsidiary CoreComm Communications, Inc. in connection with a dispute arising under a carrier services agreement between the parties. The arbitration demand contends that MCI is owed in excess of $1.9 million for circuits that were allegedly ordered by CoreComm Communications, Inc. under a carrier agreement. MCI has subsequently asserted that under one theory of the case premised on its reading of provisions relating to alleged early termination penalties, its claims could exceed $10 million, and under another theory involving a different computation its claims could exceed $4.5 million. The defendant has denied MCI's claims, asserting that the circuits were never ordered under the contract and have been improperly billed by MCI, and the defendant does not agree with MCI's various damages theories. MCI has admitted that there are no signed written orders for a substantial majority of the circuits, and the contract states that all orders must be submitted in writing signed by the ordering party. Discovery in this matter has been completed, and the case is currently scheduled for trial before the arbitrator in April 2002. The defendant is litigating the suit vigorously and pursuing all available claims and defenses.

    o The Company received correspondence from a law firm on behalf of Weston Telecommunications, L.L.C., referred to as Weston, asserting that Weston is the assignee of certain rights of Easton Telecom Services, Inc., referred to as Easton, under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet, Inc. On March 1, 2002, Easton Telecom Services, LLC., formerly known as Weston, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. asserting the claims discussed above. The defendant has investigated Weston's claims and does not believe that they have merit. Defendant's answer to Easton's complaint is presently due on April 24, 2001 and the Company intends to defend itself vigorously and pursue all available claims and defenses, including multiple defenses to the validity of the alleged contracts at issue.

    o Fiberstream, Inc., a direct subsidiary of CoreComm Limited, has been in communications with Metromedia Fiber Networks, Inc., referred to as MFN, regarding a dispute between the parties under a General Agreement dated September 29, 2000 and a related Product Order of the same date. The dispute centers around the accuracy of certain statements that were made by MFN concerning the nature of its network at the time of contracting, the timeliness of the installation of the circuits by MFN under the agreement, and Fiberstream's obligation, if any, to make payments in respect of those circuits. MFN has indicated that unless payment is made for the circuits, it may initiate arbitration under the agreement and seek early termination penalties in excess of approximately $1.1 million. Fiberstream has rejected MFN's demands and has advised that it will defend itself vigorously and pursue all available counterclaims, including claims for fraudulent inducement relating to the execution of the contract and damages arising from MFN's alleged failure to perform under the contract. The parties have discussed the prospect of settling their respective claims without resort to litigation and those discussions are presently ongoing.

         On October 9, 2001, Enavis Networks, Inc. filed an action in the Circuit Court of Pinellas County, Florida against CoreComm Limited asserting that Enavis is owed approximately $420,000 relating to the alleged sale and installation of telecommunications equipment by Enavis. The Company filed a motion to dismiss this action for lack of personal jurisdiction over the Company in Florida and this motion is still pending. Upon resolution of the motion to dismiss in Florida and assuming that the matter proceeds in litigation, the Company intends to defend this action vigorously and assert counterclaims against Enavis arising from Enavis' failure to provide equipment complying with CoreComm's specifications.

    o On or about September 14, 2001, a lawsuit was filed by WXIII/Far Yale Gen-Par, LLC, as General Partner of WXIII/Far Yale Real Estate Limited Partnership, referred to as Yale, against CoreComm Communications, Inc., a direct, wholly-owned subsidiary of CoreComm Holdco, and CoreComm Limited seeking approximately $172,500 in unpaid rent, interest and other charges allegedly owed under a commercial real estate lease between Yale and CoreComm Communications as to which CoreComm Limited is the guarantor. On or about February 5, 2002, Yale filed a motion with the court requesting permission to amend the complaint to specify a revised figure of $404,290.87 as the amount allegedly due under the lease and to add an additional count asking the court to issue a preliminary injunction preventing the defendants from transferring, selling, assigning, encumbering or otherwise hypothecating any of their assets, including any debt or equity interests in their subsidiaries, except for usual and ordinary expenses paid in the usual and ordinary course of business. On February 27, 2002, Yale's motion for a preliminary injunction was denied subject to the substitution of CoreComm Holdco for CoreComm Limited as guarantor on the lease and Yale's motion to specify the revised figure of $404, 290.87 was granted. The defendants are currently proceeding to make the substitution relating to the guarantee and are litigating the matter vigorously.


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
                                                      --------------------------------

                                                                        Charged to
                                         Balance at      Charged to        Other                           Balance at End
                                        Beginning of     Costs and       Accounts-     Deductions -           of Period
             Description                   Period         Expenses       Describe        Describe
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001:
  Allowance for doubtful accounts        $11,034,000      $7,143,000        $  -     $ (18,177,000)   (a)        $  -
Year ended December 31, 2000:
  Allowance for doubtful accounts        $ 3,949,000      $7,130,000        $  -         $ (45,000)   (b)      $11,034,000
Year ended December 31, 1999:
  Allowance for doubtful accounts        $   742,000      $3,241,000        $  -         $ (34,000)   (c)      $ 3,949,000

(a) Uncollectible accounts written-off, net of recoveries, of $8,418,000 and deconsolidation of $9,759,000 of allowance for doubtful accounts of CoreComm Holdco.

(b) Uncollectible accounts written-off, net of recoveries, of $9,269,000 offset by $9,224,000 allowance for doubtful accounts as of acquisition date from business combinations.

(c) Uncollectible accounts written-off, net of recoveries, of $24,688,000 offset by $24,654,000 allowance for doubtful accounts as of acquisition date from business combinations.

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of CoreComm Holdco, Inc.
and Subsidiaries are included in Item 14(d):

Reports of Independent Auditors ...............................................................................S-2
Consolidated Balance Sheets -  December 31, 2001 and 2000  ....................................................S-3
Consolidated Statements of Operations - Years Ended December 31, 2001, 2000 and 1999  .........................S-4
Consolidated Statement of Shareholders' Equity - Years Ended December 31, 2001, 2000 and 1999 .................S-5
Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999 ..........................S-6
Notes to Consolidated Financial Statements ....................................................................S-8

The following consolidated financial statement schedules of CoreComm
Holdco, Inc. and Subsidiaries are included in Item 14(d):

Schedule I - Condensed Financial Information of Registrant  ..................................................S-34
Schedule II - Valuation and Qualifying Accounts ............................................................. S-39

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       Report of Independent Auditors





Shareholders and Board of Directors
CoreComm Holdco, Inc.

We have audited the consolidated balance sheets of CoreComm Holdco, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(d). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoreComm Holdco, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                         /s/ ERNST & YOUNG LLP



New York, New York
March 29, 2002

                                            CORECOMM HOLDCO, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                               2001               2000
                                                                         ------------------ ------------------
Assets
Current assets:
   Cash and cash equivalents                                                  $24,966,000        $22,773,000
   Marketable securities                                                                -          2,686,000
   Accounts receivable-trade, less allowance for doubtful accounts of
     $9,759,000 (2001) and $11,034,000 (2000)                                  32,261,000         34,148,000
   Due from CoreComm Limited                                                      646,000            638,000
   Due from NTL Incorporated                                                            -         17,345,000
   Other                                                                        3,683,000          9,038,000
                                                                         ------------------ ------------------
Total current assets                                                           61,556,000         86,628,000

Fixed assets, net                                                              86,722,000        179,379,000
Investment in CoreComm Limited                                                 22,472,000                  -
Goodwill, net of accumulated amortization of none (2001) and
   $42,028,000 (2000)                                                         134,280,000        600,859,000
Intangible assets, net                                                         30,860,000          6,092,000
Other, net of accumulated amortization of none (2001) and $211,000
   (2000)                                                                      11,393,000         23,648,000
                                                                         ------------------ ------------------
                                                                             $347,283,000       $896,606,000
                                                                         ================== ==================
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                            $37,348,000        $72,876,000
  Accrued expenses                                                             67,766,000         64,558,000
  Due to NTL Incorporated                                                         917,000                  -
  Current portion of long-term debt, notes payable and capital lease
     obligations                                                                9,667,000         20,182,000
  Deferred revenue                                                             29,652,000         29,696,000
                                                                         ------------------ ------------------
Total current liabilities                                                     145,350,000        187,312,000

Long-term debt                                                                156,100,000         91,127,000
Notes payable to related parties                                               16,174,000         16,170,000
Capital lease obligations                                                         267,000          2,693,000

Commitments and contingent liabilities

Shareholders' equity:
  Series preferred stock - $.01 par value, authorized 10,000,000
       shares; issued and outstanding none                                              -                  -
  Common stock - $.01 par value; authorized 250,000,000 shares; issued
     and outstanding 10,000,000 (2001) and 9,514,000 (2000) shares                100,000             95,000
  Additional paid-in capital                                                   29,292,000      1,039,083,000
  Deferred non-cash compensation                                                        -        (21,638,000)
  (Deficit)                                                                             -       (418,236,000)
                                                                         ------------------ ------------------
                                                                               29,392,000        599,304,000
                                                                         ------------------ ------------------
                                                                             $347,283,000       $896,606,000
                                                                         ================== ==================


See accompanying notes.

                                            CORECOMM HOLDCO, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Year Ended December 31,
                                                      2001                 2000                 1999
                                               -------------------- -------------------- -------------------
Revenues                                          $   292,681,000      $   131,526,000      $   57,151,000

Costs and expenses
Operating                                             224,807,000          142,323,000          57,551,000
Selling, general and administrative                    96,854,000          109,197,000          72,821,000
Corporate                                               5,648,000           11,224,000           6,686,000
Non-cash compensation                                  21,638,000           43,440,000           1,056,000
Other charges                                          39,553,000           12,706,000                  -
Asset impairments                                     368,288,000           35,920,000                  -
Depreciation                                           47,976,000           30,641,000          10,916,000
Amortization                                           97,388,000           42,396,000           8,630,000
                                               -------------------- -------------------- -------------------
                                                      902,152,000          427,847,000         157,660,000
                                               -------------------- -------------------- -------------------
Operating (loss)                                     (609,471,000)        (296,321,000)       (100,509,000)

Other income (expense)
Interest income and other, net                          1,799,000            1,134,000              55,000
Interest expense                                      (25,647,000)          (5,929,000)         (2,624,000)
                                               -------------------- -------------------- -------------------
(Loss) before income taxes and extraordinary
   item                                              (633,319,000)        (301,116,000)       (103,078,000)
Income tax (provision)                                    (94,000)            (125,000)           (102,000)
                                               -------------------- -------------------- -------------------
(Loss) before extraordinary item                     (633,413,000)        (301,241,000)       (103,180,000)
Gain from extinguishment of debt                       39,498,000                  -                    -
                                               -------------------- -------------------- -------------------
Net (loss)                                          $(593,915,000)       $(301,241,000)      $(103,180,000)
                                               ==================== ==================== ===================

Basic and diluted net (loss) per share:
(Loss) before extraordinary item                        $(66.44)             $(31.66)             $(10.85)
Extraordinary item                                         4.14                    -                    -
                                               -------------------- -------------------- -------------------
Net (loss)                                              $(62.30)             $(31.66)             $(10.85)
                                               ==================== ==================== ===================

Weighted average number of shares                     9,533,000              9,514,000           9,514,000
                                               ==================== ==================== ===================



In the year ended December 31, 2001, non-cash compensation expense includes $3.9 million that would have been included in operating expense, $13.4 million that would have been included in selling, general and administrative expense and $4.3 million that would have been included in corporate expense had the compensation been paid in cash. In the year ended December 31, 2000, non-cash compensation expense includes $5.9 million that would have been included in operating expense, $25.0 million that would have been included in selling, general and administrative expense and $12.5 million that would have been included in corporate expense had the compensation been paid in cash. In the year ended December 31, 1999, non-cash compensation expense includes $345,000 that would have been included in operating expense and $711,000 that would have been included in selling, general and administrative expense had the compensation been paid in cash.

See accompanying notes.


                                            CORECOMM HOLDCO, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                               Common Stock                                      Deferred
                                         --------------------------       Additional             Non-Cash
                                            Shares         Par          Paid-In Capital         Compensation       (Deficit)
                                            ------         ---          ---------------         ------------       ---------
Balance, December 31, 1998                 9,514,000     $95,000          $49,998,000                            $(13,815,000)
Capital contributions                                                     196,892,000
Net (loss) for the year ended December
   31, 1999                                                                                                      (103,180,000)
                                         ----------------------------------------------------------------------------------------
Balance, December 31, 1999                 9,514,000      95,000          246,890,000                            (116,995,000)

Capital contributions                                                     792,193,000
Deferred non-cash compensation                                                                 $(31,338,000)
Non-cash compensation expense                                                                     9,700,000
Net (loss) for the year ended December
   31, 2000                                                                                                         (301,241,000)
                                         ----------------------------------------------------------------------------------------
Balance, December 31, 2000                 9,514,000      95,000        1,039,083,000           (21,638,000)        (418,236,000)

Capital distributions                                                     (23,164,000)
Shares issued in Holdco
recapitalization                             486,000       5,000            1,423,000
Shares held by CoreComm Limited
issued in Holdco recapitalization                                                                24,101,000
Non-cash compensation expense                                                                    21,638,000
Net (loss) for the year ended December
  31, 2001                                                                                                          (593,915,000)
Effect of Holdco recapitalization
on shareholders' equity                                                (1,012,151,000)                             1,012,151,000
                                         ----------------------------------------------------------------------------------------
Balance, December 31, 2001                10,000,000    $100,000          $29,292,000            $-                $-
                                         ========================================================================================


See accompanying notes.


                                            CORECOMM HOLDCO, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year Ended December 31,
                                                             2001                2000                 1999
                                                      ---------------------------------------------------------------
Operating activities
  Net (loss)                                               $(593,915,000)     $(301,241,000)      $(103,180,000)
  Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
    Depreciation and amortization                            145,364,000         73,037,000          19,546,000
    Gain from extinguishment of debt                         (39,498,000)                 -                   -
    Reorganization charges                                    26,932,000                  -                   -
    Non-cash compensation                                     21,638,000         43,440,000           1,056,000
    Amortization of  original issue discount                   6,256,000                  -                   -
    Provision for losses on accounts receivable                7,143,000          7,130,000           3,241,000
    Asset impairments                                        368,288,000         35,920,000                   -
    Accretion of interest on marketable securities               (51,000)            24,000                   -
    Other                                                     (2,473,000)           996,000              19,000
    Changes in operating assets and  liabilities, net
     of effect from business acquisitions:
     Accounts receivable                                      (5,174,000)        (7,405,000)          3,333,000
     Due from affiliates                                      18,140,000        (17,349,000)          1,193,000
     Other current assets                                      2,369,000            576,000          (3,152,000)
     Other assets                                             12,773,000         (1,249,000)         (3,447,000)
     Accounts payable                                        (25,594,000)        17,574,000           5,275,000
     Accrued expenses                                         21,073,000         (5,078,000)          3,388,000
     Deferred revenue                                            (44,000)        17,213,000             (61,000)
                                                      ---------------------------------------------------------------
  Net cash (used in) operating activities                    (36,773,000)      (136,412,000)        (72,789,000)

  Investing activities
  Purchase of fixed assets                                    (5,221,000)       (65,211,000)        (20,296,000)
  Acquisitions, net of cash acquired                                   -        (98,613,000)        (47,056,000)
  Purchase of marketable securities                                    -         (2,710,000)                  -
  Proceeds from sale of marketable securities                  2,737,000                  -                   -
                                                      ---------------------------------------------------------------
  Net cash (used in) investing activities                     (2,484,000)      (166,534,000)        (67,352,000)


                                            CORECOMM HOLDCO, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                                  Year Ended December 31,
                                                       2001              2000                 1999
                                                 ----------------- ------------------ ---------------------
Financing activities
Capital contributions (distributions)                 (28,614,000)      232,472,000        151,885,000
Proceeds from borrowings, net of
    financing costs                                    88,679,000       103,503,000            480,000
Principal payments                                    (10,508,000)       (5,936,000)        (3,469,000)
Principal payments of capital lease
  obligations                                          (8,107,000)      (15,568,000)        (2,379,000)
                                                 ----------------- ------------------ ---------------------
Net cash provided by financing activities              41,450,000       314,471,000        146,517,000
                                                 ----------------- ------------------ ---------------------
Increase in cash and cash equivalents                   2,193,000        11,525,000          6,376,000
Cash and cash equivalents at beginning of
  period                                               22,773,000        11,248,000          4,872,000
                                                 ----------------- ------------------ ---------------------
Cash and cash equivalents at end of  period           $24,966,000       $22,773,000      $  11,248,000
                                                 ================= ================== =====================

Supplemental disclosure of cash flow
   information
Cash paid for interest                                $13,197,000        $4,008,000         $2,032,000
Income taxes paid                                               -           159,000            185,000

Supplemental schedule of non-cash
   investing activities
Capital contributions of non-cash net
  assets                                               $5,450,000      $559,721,000        $45,007,000
Liabilities incurred to acquire fixed
  assets                                                6,595,000        35,626,000         19,621,000
Supplemental schedule of non-cash
   financing activities
Shares issued in the Holdco recapitalization          $25,529,000            $    -              $   -






See accompanying notes.

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization and Business

    Organization

    CoreComm Holdco, Inc., referred to as the Company, was formed in May 1998 as a Bermuda corporation. It was a wholly-owned subsidiary of CoreComm Limited until December 2001. In July 1999, the Company was domesticated under the laws of Delaware.

    CoreComm Limited, formerly a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc., referred to as CCPR, was formed in March 1998 in order to succeed to the businesses and assets that were operated by OCOM Corporation. Operations commenced in April 1998. In September 1998, CCPR made a cash contribution to CoreComm Limited of $150,000,000 and distributed 100% of the outstanding shares of CoreComm Limited on a one-for-one basis to CCPR's shareholders.

    Business

    The Company provides integrated local and toll-related telephone, Internet and high-speed data services to business and residential customers located principally in Pennsylvania, Ohio, New Jersey, Michigan, Wisconsin, Maryland, Illinois, New York, Virginia, Delaware, Massachusetts, Washington, D.C. and Indiana.

    Basis of Preparation

    Effective with the completion of the first phase of the Holdco recapitalization on December 28, 2001, CoreComm Limited began accounting for its ownership of approximately 13% of the outstanding shares of the Company using the equity method. CoreComm Limited accounted for the Company as a consolidated subsidiary prior to that date. The Company accounted for the issuance of over 80% of its outstanding shares to new stockholders upon the completion of the first phase of the Holdco recapitalization as if a purchase business combination occurred. The Company adjusted the carrying value of its assets and liabilities to fair value as of December 31, 2001.

    Liquidity

    The Company anticipates that it will have sufficient cash to execute its revised business plan. However, there can be no assurance that: (1) actual costs will not exceed the amounts estimated or that additional funding will not be required, (2) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (3) the Company will be able to access such cash flow, (4) the Company will be able to sell assets or businesses, or (5) the Company will not be adversely affected by interest rate fluctuations.

    The Company and its subsidiaries may not generate sufficient cash flow from operations to repay at maturity the entire principal amount of its outstanding indebtedness. Accordingly, the Company may be required to consider a number of measures, including: (1) refinancing all or a portion of such indebtedness, (2) seeking modifications to the terms of such indebtedness, (3) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (4) seeking additional equity financing, (5) sales of assets or businesses or (6) a combination of the foregoing.

    The Company's ability to raise additional capital in the future will be dependent on a number of factors, such as general economic and market conditions, which are beyond its control. If the Company is unable to obtain additional financing or obtain it on favorable terms, it may be required to further reduce its operations, forego attractive business opportunities, or take other actions which could adversely affect its business, results of operations and financial condition.

2.  Holdco Recapitalization

    In April 2001, the Company and CoreComm Limited completed a reevaluation of their business plan in light of current market conditions and made significant modifications to the plans. The Company streamlined its strategy and operations to focus on its two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. The second is bundled local telephony and Internet products efficiently sold, serviced and provisioned via Internet-centric interfaces to the residential market.

    Also in April 2001, the Company and CoreComm Limited commenced a process to potentially sell their assets and businesses that are not directly related to their competitive local exchange carrier, referred to as CLEC, business, and retained advisors for the purpose of conducting this sale. The Company's CLEC assets and businesses include its local and toll-related telephone services that compete with the incumbent local exchange carrier, referred to as ILEC.

    In October 2001, the Company and CoreComm Limited commenced the Holdco recapitalization. CoreComm Limited entered into agreements with numerous holders of its 6% Convertible Subordinated Notes Due 2006 whereby the holders agreed, among other things, to exchange their notes for the amount of the October 1, 2001 interest payment of $4.8 million in the aggregate in cash and shares of the Company's common stock. The exchange was completed in December 2001, including the payment of the $4.8 million by CoreComm Limited.

    On December 28, 2001, the Company completed the first phase of the Holdco recapitalization, which was the exchange of shares of its common stock for substantial amounts of the outstanding indebtedness of CoreComm Limited, substantial amounts of the outstanding indebtedness of the Company and CoreComm Limited as co-obligors and all of the outstanding preferred stock of CoreComm Limited.

    The following summarizes the indebtedness and preferred stock that was exchanged for shares of the Company's common stock in December 2001:

------------------------------------------ ----------------------- ---------------------------- -------------------------------
                                                                                                     Principal Amount or
               Description                      Date Issued                  Issuer                Stated Value when Issued

------------------------------------------ ----------------------- ---------------------------- -------------------------------
10.75% Unsecured Convertible PIK Notes                             CoreComm Limited and the
   due 2011                                April 2001              Company                      $10.0 million
------------------------------------------ ----------------------- ---------------------------- -------------------------------
10.75% Senior Unsecured Convertible PIK                            CoreComm Limited and the
   Notes Due 2010                          December 2000           Company                      $16.1 million
------------------------------------------ ----------------------- ---------------------------- -------------------------------
Senior Unsecured Notes Due
   September 29, 2003                      September 2000          CoreComm Limited             $108.7 million
------------------------------------------ ----------------------- ---------------------------- -------------------------------
6% Convertible Subordinated
   Notes Due 2006                          October 1999            CoreComm Limited             $175.0 million (1)
------------------------------------------ ----------------------- ---------------------------- -------------------------------
Series A and Series A-1 Preferred Stock
                                           September 2000          CoreComm Limited             $51.1 million
------------------------------------------ ----------------------- ---------------------------- -------------------------------
Series B Preferred Stock                   September 2000          CoreComm Limited             $250.0 million
------------------------------------------ ----------------------- ---------------------------- -------------------------------

(1)      $164.75 million was outstanding as of December 31, 2001, of which $160 million was exchanged.

    As indicated above, the Company exchanged the approximately $10.8 million principal and accrued interest of 10.75% Unsecured Convertible PIK Notes Due 2011 and the approximately $18.0 million principal and accrued interest of 10.75% Senior Unsecured Convertible PIK Notes Due 2010 for shares of its common stock. The Company recorded an extraordinary gain of $25.7 million from the extinguishment of these notes, and incurred costs of $2.7 million in connection with the Holdco recapitalization. This gain is based on the fair value of $2.9392 per share for the shares issued by the Company in exchange for the notes.

    As a result of the completed exchanges in December 2001, approximately 87% of the Company's outstanding shares, or 8,685,602 shares, are owned by the former holders of indebtedness of the Company and CoreComm Limited and the former holders of CoreComm Limited preferred stock, and approximately 13% of the Company's outstanding shares, or 1,314,416 shares, continue to be held by CoreComm Limited.

    As part of the second phase of the Holdco recapitalization, on February 8, 2002, the Company launched registered public exchange offers whereby it is offering to exchange its shares of common stock which will have been registered under the Securities Act of 1933, as amended, pursuant to a Form S-4 registration statement to all holders of CoreComm Limited common stock and all remaining holders of 6% Convertible Subordinated Notes due 2006 of CoreComm Limited for their CoreComm Limited common stock and their notes, respectively. As soon as practicable after accepting at least 90% of the oustanding shares of CoreComm Limited common stock in the exchange offers, the Company plans to transfer all such shares to a newly formed, wholly-owned subsidiary and to merge this subsidiary into CoreComm Limited with CoreComm Limited surviving the merger as a wholly-owned subsidiary of the Company.

    As a result of the first phase of the Holdco recapitalization, the Company holds $160 million principal amount of CoreComm Limited's
    6% Convertible Subordinated Notes, approximately $105.7 million principal amount of CoreComm Limited's Senior Unsecured Notes and all of CoreComm Limited's outstanding preferred stock. CoreComm Limited has agreed that it will surrender to the Company the number of shares of the Company's common stock that the Company issues in the exchange offers and the merger. Therefore, if the merger is completed, CoreComm Limited will own no common stock of the Company, and thus will own no material assets, since the common stock of the Company is CoreComm Limited's only material asset. In exchange for CoreComm Limited surrendering such shares of the Company's common stock, CoreComm Limited and the Company have agreed to waivers and amendments to delay CoreComm Limited from having to make any payments with respect to these securities. If such a merger does not occur, CoreComm Limited does not anticipate that it will have the financial resources to meet the obligations under its notes and preferred stock if the Company requires it to do so.

    Under the exchange offers, those shareholders and noteholders who exchange their shares and notes, respectively, will receive shares of the Company, and would no longer have securities of CoreComm Limited.

    CoreComm Limited may lack the resources to meet the obligations of the remaining $4.75 million principal amount of 6% Convertible Subordinated Notes that are not held by the Company. CoreComm Limited also remains a party liable under the $156.1 million senior secured credit facility, has no right to withdraw any additional money under that facility, and does not expect to be able to raise additional financing in the foreseeable future. CoreComm Limited has a liquidity problem that raises substantial doubt about its ability to continue as a going concern. CoreComm Limited intends to resolve its liquidity problem through the completion of the Holdco recapitalization exchange offers, however the exchange offers may not be completed.

    On December 17, 2001, Nasdaq granted CoreComm Limited an exception to Nasdaq's stockholder approval requirements permitting the Holdco recapitalization to proceed without a vote of CoreComm Limited's stockholders because requiring a stockholder vote would seriously jeopardize CoreComm Limited's financial viability. Pursuant to conversations with Nasdaq, the Company and CoreComm Limited intend to transfer CoreComm Limited's current listing to the Company following successful completion of the exchange offers. The Company expects to become the Nasdaq listed entity and to be subject to the continued inclusion requirements of the Nasdaq National Market.

    On February 14, 2002, CoreComm Limited received written notification from Nasdaq indicating that it failed to comply with the minimum market value of publicly held shares and minimum bid price requirements for continued listing on the Nasdaq National Market. CoreComm Limited has until May 15, 2002 to regain compliance. If the Holdco recapitalization is not successfully completed and CoreComm Limited does not regain compliance by this date, Nasdaq stated that it will then provide CoreComm Limited written notification that its common stock will be delisted from the Nasdaq National Market.

    The Company holds $160 million principal amount of CoreComm Limited's 6% Convertible Subordinated Notes Due 2006, approximately $105.7 million principal amount of CoreComm Limited's Senior Unsecured Notes due September 29, 2003, approximately 51,000 shares of CoreComm Limited's Series A preferred stock and 250,000 shares of CoreComm Limited's Series B preferred stock as a result of the exchanges. As of December 31, 2001, the Company's investment in CoreComm Limited notes and preferred stock was $22,472,000 and amounts due from CoreComm Limited were $646,000. The investment in CoreComm Limited balance is based on the fair value of $2.9392 per share for the shares issued by the Company in exchange for the notes and preferred stock.

3.  Significant Accounting Policies

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in reorganization costs, the amount to be paid to settle certain toll and interconnection liabilities, the amount to be paid as a result of certain sales and use tax audits, potential liabilities arising from other sales tax matters and estimates related to the value of long-lived assets, goodwill and other intangible assets. Actual results could differ from those estimates.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and those entities where the Company's interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

    Cash Equivalents

    Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were approximately $24.3 million and $22 million at December 31, 2001 and 2000, respectively, and consisted of corporate commercial paper.

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

    Marketable securities at December 31, 2000 consisted of corporate commercial paper. During the years ended December 31, 2001, 2000 and 1999 there were no realized gains or losses on sales of securities.

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

    Goodwill

    Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the period benefited, which is estimated to be 5 or 7 years. The Company continually evaluates whether events and circumstances warrant revised estimates of useful lives or recognition of a charge-off of carrying amounts. The Company continually reviews the recoverability of goodwill, including enterprise level goodwill. The recoverability of goodwill is assessed by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted cash flows. The carrying value of goodwill is adjusted to the present value of the future operating cash flows if the undiscounted cash flows analysis indicates it cannot be recovered over its remaining life. The present value of the future operating cash flows is calculated using a discount rate that is equivalent to the rate that would be required for a similar investment with like risks. If a portion or separable group of assets of an acquired company is being disposed of, goodwill would be allocated to the assets to be disposed of based on the relative fair values of those assets at the date of acquisition, unless another method of allocation is more appropriate.

    LMDS License Costs

    The costs incurred to acquire the Local Multipoint Distribution Service, referred to as LMDS, licenses from the Federal Communications Commission, referred to as the FCC, were deferred and will be amortized on a straight-line basis over the term of the licenses upon the commencement of operations. The Company continually reviews the recoverability of the carrying value of LMDS licenses using the same methodology that it uses for the evaluation of its other long-lived assets.

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

    Other Assets

    Other assets include deferred financing costs and notes receivable from former officers of an acquired business. Deferred financing costs were incurred in connection with the issuance of debt and are charged to interest expense over the term of the related debt. The notes receivable earn interest at 5% per annum and are due in 2002 and 2003.

    Net (Loss) Per Share

    The Company reports its basic and diluted net (loss) per share in accordance with Financial Accounting Standards Board, referred to as FASB, Statement of Financial Accounting Standards, referred to as SFAS, No. 128, "Earnings Per Share." The weighted average shares used in the computation of net (loss) per share reflects the stock split in 2001 on a retroactive basis.

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

    Advertising Expense

    The Company charges the cost of advertising to expense as incurred. Advertising costs for the years ended December 31, 2001, 2000 and 1999 were $3,581,000, $8,683,000 and $4,407,000, respectively.

    Stock-Based Compensation

    The Company's employees participate in the CoreComm Limited stock option plans. CoreComm Limited has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". CoreComm Limited applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The Company's financial statements include amounts for stock-based compensation charged by CoreComm Limited to the Company.

4.  Recent Accounting Pronouncements

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the company.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 142 on January 1, 2002. The adoption of this new standard will have no effect on the results of operations, financial condition or cash flows of the Company, other than amortization of goodwill will cease as of January 1, 2002.

5.  Certain Risks and Uncertainties

    The Company's performance is affected by, among other things, its ability to implement expanded interconnection and collocation with the facilities of ILECs and develop efficient and effective working relationships with the ILECs and other carriers. The Company has installed its own switches and related equipment in certain of its markets. The Company will continue to lease the unbundled local loop needed to connect its customers to its switches. The Company purchases capacity from the ILECs on a wholesale basis pursuant to contracts and sells it at retail rates to its customers. The Company depends upon the ILECs to maintain the quality of their service to the Company's customers. Also, the Company depends upon the ILECs for accurate and prompt billing information in order for the Company to bill certain of its customers.

    The Company's business is highly competitive which results in pricing pressure and increasing customer acquisition costs. The competition in the local exchange business includes the larger, better capitalized ILECs as well as other CLECs, other providers of telecommunications services and cable television companies. The competition in the Internet services market includes established online services, such as AOL and the Microsoft Network, the ILECs, cable television companies and other local, regional and national Internet service providers. The competitive environment may result in price reductions in the Company's fees for services, increased spending on marketing and product development, a reduction in the Company's ability to increase revenues and gross margin from its core businesses, a limit on the Company's ability to grow its customer base or attrition in the Company's customer base. The Company's operating results and cash flows would be negatively impacted by any of these events.

6.  Revenues


                                                 Year Ended December 31,
                                       2001                2000                1999
                              ---------------------------------------------------------------

  Local Exchange Services          $95,272,000           $62,960,000        $40,463,000
  Toll-related Telephony
   Services                         77,169,000            27,952,000          6,110,000
  Internet, Data and
   Web-related Services             93,997,000            34,157,000          6,996,000
  Other (a)                         26,243,000             6,457,000          3,582,000
                              ---------------------------------------------------------------
                                  $292,681,000          $131,526,000        $57,151,000
                              ===============================================================

    (a) Other includes wireless, paging and information services.

7.  Asset Impairments

    The Company performed a review of the recoverability of its goodwill and long-lived assets which indicated that the carrying value of certain assets would not be recoverable. The Company recorded a write-down of goodwill of $186,160,000 and a write-down of fixed assets of $14,529,000 in the fourth quarter of 2001 as result of this analysis and review.

    At March 31, 2001, the Company reduced the carrying amount of goodwill related to two of its acquisitions by $167,599,000. In connection with the reevaluation of its business plan and the decision to sell its non-CLEC assets and business announced in April 2001, the Company was required to report all long-lived assets and identifiable intangibles to be disposed of at the lower of carrying amount or estimated fair value less cost to sell. The carrying amount of goodwill related to these acquisitions was eliminated before reducing the carrying amounts of other assets. The estimated fair value of these businesses was determined based on information provided by the investment bank retained for the purpose of conducting this sale.

    At December 31, 2000, the Company wrote-off the carrying amount of intangible assets from certain business combinations. The aggregate write-off of $14,784,000 included goodwill of $6,690,000, workforce of $577,000 and customer lists of $7,517,000. These assets were primarily related to the Company's resale CLEC business, which was acquired in 1999. The underlying operations, customer relationships and future revenue streams had deteriorated significantly since the acquisition. These were indicators that the carrying amount of the resale-related assets was not recoverable. The Company estimated that the fair value of these assets was zero due to the lack of potential buyers, the overall deterioration of the resale CLEC business environment and because of the negative cash flow of these resale businesses for the foreseeable future. The goodwill had useful lives of 5 and 10 years, and the other intangibles had useful lives of 3 and 5 years.

    Also at December 31, 2000, in connection with the reevaluation of its business plan announced in April 2001, the Company reduced the carrying amount of its LMDS licenses by $21,136,000 to reflect their estimated fair value. The estimated fair value was determined based on an analysis of sales of other LMDS licenses.

8.  Acquisitions

    On September 29, 2000, CoreComm Limited completed two significant acquisitions. CoreComm Limited acquired ATX Telecommunications Services, Inc., referred to as ATX, a CLEC providing integrated voice and high-speed data services, including long distance, local, wireless and network services through the use of telephone switching equipment and other physical facilities in the New York - Virginia corridor. ATX was acquired for approximately $39.4 million in cash, approximately $108.7 million principal amount of CoreComm Limited's senior unsecured notes due 2003, 12,398,000 shares of CoreComm Limited's common stock and 250,000 shares of CoreComm Limited's Series B preferred stock with a stated value of $250.0 million. The common stock was valued at $178.7 million, the fair value at the time of the third amendment to the ATX merger agreement on July 31, 2000. The senior unsecured notes and the Series B preferred stock were valued at $94.0 million and $67.3 million, respectively, the fair value on the date of issuance. In addition, CoreComm Limited incurred acquisition related costs of approximately $9.7 million.

    CoreComm Limited also acquired Voyager.net, Inc., referred to as Voyager, a large independent Internet communications company focused on the Midwestern United States. Voyager was acquired for approximately $36.1 million in cash and 19,435,000 shares of CoreComm Limited's common stock. The common stock was valued at $154.6 million, the fair value at the time of the closing of the transaction. In addition, CoreComm Limited incurred acquisition related costs of approximately $9.4 million and repaid approximately $24.0 million of Voyager debt including accrued interest.

    The assets of ATX and Voyager were contributed to subsidiaries of the Company.

    These acquisitions have been accounted for as purchases, and, accordingly the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $613.2 million exceeded the estimated fair value of net tangible assets acquired by $585.8 million, which was allocated to goodwill.

    The pro forma unaudited consolidated results of operations for the year ended December 31, 2000 assuming consummation of the acquisitions as of January 1, 2000 is as follows:

      Total revenue                                          $297,850,000
      Net (loss)                                             (391,276,000)
      Basic and diluted net (loss) per share                       (41.13)


    In May 1999, CoreComm Limited acquired 100% of the stock of MegsINet Inc., a national Internet Service Provider, referred to as ISP, in Chicago for a total consideration of $16.8 million in cash and 3,245,000 shares of CoreComm Limited's common stock. In addition, CoreComm Limited exchanged MegsINet stock options for options to purchase 444,000 shares of CoreComm Limited's common stock, repaid $2.0 million of MegsINet debt and incurred acquisition related costs of $1.2 million. The common stock portion of the consideration was valued at $30.8 million, the fair value on the date prior to the announcement. The stock options were valued at $4.0 million using the Black-Scholes option pricing model.

    Also in May 1999, CoreComm Limited acquired the wireline assets of USN Communications, Inc., which was a CLEC that operated on a resale basis, for a cash payment of $26.4 million, warrants to purchase 563,000 shares of CoreComm Limited's common stock at a price of $13.33 per share and 225,000 shares at a price of $22.22 per share, and a potential contingent cash payment which was capped at $58.6 million. The contingent payment was payable only if the USN assets met or exceeded operating performance thresholds. A contingent payment is not expected to be required. The warrants were valued at $9.1 million, the fair value on the date of issuance. In addition, CoreComm Limited incurred acquisition related costs of $1.0 million.

    The assets of MegsINet and USN were contributed to subsidiaries of the Company.

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

9.  Intangible Assets


    Intangible assets consist of:

                                                                               December 31,
                                                                         2001                2000
                                                                  ------------------- --------------------
LMDS license costs                                                        $4,230,000      $    4,230,000
Workforce, net of accumulated amortization of
    $198,000 (2000)                                                              -                52,000
Customer lists, net of accumulated amortization of
    None (2001) and $530,000 (2000)                                       26,630,000           1,810,000
                                                                  ------------------- --------------------
                                                                         $30,860,000          $6,092,000
                                                                  =================== ====================

The Company accounted for the issuance of over 80% of its outstanding shares to new stockholders upon the completion of the first phase of the Holdco recapitalization as if a purchase business combination occurred. The Company adjusted the carrying value of its assets and liabilities to fair value as of December 31, 2001, including the value of LMDS licenses and customer lists.

10. Fixed Assets

    Fixed assets consist of:


                                                           December 31,
                                                  2001                       2000
                                        -------------------------------------------------------

Operating equipment                           $35,388,000               $124,335,000
Computer hardware and software                 33,692,000                 53,092,000
Other equipment                                17,642,000                 21,182,000
Construction-in-progress                                -                 22,097,000
                                        -------------------------------------------------------
                                               86,722,000                220,706,000
Accumulated depreciation                                -                (41,327,000)
                                        -------------------------------------------------------
                                              $86,722,000               $179,379,000
                                        =======================================================


    The change in the fixed asset balance from December 31, 2000 to December 31, 2001 is partially due to the 2001 reorganization, the settlement of certain liabilities, the review of the recoverability of long-lived assets and the adjustment to the carrying value of assets and liabilities as if a purchase business combination occurred. The 2001 reorganization included fixed asset write-offs related to vacated offices of $5.3 million and network assets in abandoned markets of $13.4 million. The settlement of amounts due to one of the Company's equipment vendors included the return of certain equipment with a net book value of $6.8 million. The Company performed a review of the recoverability of its long-lived assets including fixed assets that indicated that the $14.5 million carrying value of certain fixed assets would not be recoverable. Finally, the Company accounted for the issuance of over 80% of its outstanding shares to new stockholders upon the completion of the first phase of the Holdco recapitalization as if a purchase business combination occurred. The Company adjusted the carrying value of its assets and liabilities to fair value as of December 31, 2001, including the value of its fixed assets.

11. Accrued Expenses


         Accrued expenses consist of:
                                                        December 31,
                                                  2001                  2000
                                         --------------------------------------------

  Payroll and related                          $7,517,000             $5,032,000
  Professional fees                               935,000              2,331,000
  Taxes, including income taxes                16,534,000             13,730,000
  Accrued equipment purchases                     385,000             14,460,000
  Toll and interconnect                        28,668,000             20,628,000
  Reorganization costs                          7,273,000              1,835,000
  Other                                         6,454,000              6,542,000
                                         --------------------------------------------
                                              $67,766,000            $64,558,000
                                         ============================================

12. Long-Term Debt

    Long-term debt consists of:

                                                                         December 31,
                                                                   2001                2000
                                                            -------------------- ------------------

Senior secured credit facility                                   $156,100,000           $91,100,000
Working capital promissory note, interest at 8.5%                           -             1,496,000
Note payable for equipment, interest at 12.75%                              -             3,331,000
Other                                                                   33,000              160,000
                                                            -------------------- ------------------
                                                                   156,133,000           96,087,000
Less current portion                                                    33,000            4,960,000
                                                            -------------------- ------------------
                                                                  $156,100,000          $91,127,000
                                                            ==================== ==================


    In September 2000, subsidiaries of the Company entered into a senior secured credit facility with The Chase Manhattan Bank as lender, administrative agent and collateral agent. CoreComm Limited and the Company have unconditionally guaranteed payment under the facility. The facility was amended and restated in April 2001. The senior secured credit facility provides for both a term loan facility and a revolving credit facility. The aggregate amount available was amended to $156.1 million of which the term loan facility is $106.1 million and the revolving credit facility is $50 million. As of April 2001, the entire amount available under the senior secured credit facility had been borrowed.

    The term loan facility will amortize in quarterly installments of principal commencing on December 31, 2003 with a final maturity on September 22, 2008. The revolving credit facility shall be automatically and permanently reduced in increasing quarterly installments of principal commencing on December 31, 2003 with a termination date on September 22, 2008. In the event CoreComm Limited's remaining approximately $4.75 million principal amount of 6% Convertible Subordinated Notes have not been converted or refinanced on or prior to April 1, 2006, then the facilities become payable in full on April 1, 2006.

    The interest rate on both the term loan facility and the revolving credit facility was initially, at the Company's option, either 3.25% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum; or the reserve-adjusted London Interbank Offered Rate plus 4.25% per annum. In April 2001 the interest rate was amend to, at the Company's option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. Interest is payable at least quarterly. The unused portion of the facility is subject to a commitment fee equal to 1.25% per annum payable quarterly, subject to reduction to 1.00% per annum based upon the amount borrowed under the facility. At December 31, 2001 and 2000, the effective interest rate on the amounts outstanding was 6.86% and 10.982%, respectively. The rate at December 31, 2001 is in effect through April 12, 2002.

    America Online, Inc., referred to as AOL, is a lender in the amended credit facility. In connection with the financing in April 2001, the Company entered into a marketing agreement with AOL to market a joint CoreComm/AOL bundled package in the Company's market areas. In addition, in connection with the financing in April 2001, CoreComm Limited issued warrants to purchase shares of its common stock. The estimated value of the warrants plus the excess of the advertising commitment over its estimated fair value to the Company aggregating $12,454,000 was recorded as a debt discount in April 2001. The unamortized debt discount of $11,687,000 was reduced to zero as part of the adjustment of the carrying value of assets and liabilities to fair value as of December 31, 2001.

    In 1998, MegsINet entered into a working capital promissory note and a note payable for operating equipment. MegsINet was required to make monthly principal and interest payments through January 2002 for the working capital note and through September 2001 for the equipment note. In 2001, the holders of these notes agreed to accept cash of $400,000 and $800,000 in full settlement of all amounts due under the working capital note and certain capital leases and the equipment note, respectively. Extraordinary gains aggregating $4,067,000 were recorded as a result of these settlements.

    In May 2001, the Company entered into an agreement with one of its equipment vendors whereby $17,166,000 due to the vendor would be paid in three payments in January, May and August 2002. In December 2001, the Company and the vendor agreed to a modification of this arrangement in which the Company paid $2,000,000 and returned certain of the equipment in full settlement of the amount due. The Company recorded an extraordinary gain of $7,628,000 as a result of this transaction.

    In April 2001, the Company and CoreComm Limited as co-obligators issued to Booth American Company $10 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. Interest on the notes was at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. The interest was payable in kind by the issuance of additional 10.75% Unsecured Convertible PIK Notes due April 2011 in such principal amount as shall equal the interest payment that was then due. The notes were convertible into CoreComm Limited's common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest had an initial conversion price equal to 120% of the weighted average closing price of CoreComm Limited's common stock for a specified period. All of these outstanding 10.75% Unsecured Convertible PIK Notes Due April 2011 were exchanged for shares of the Company in December 2001.

    The Company exchanged the approximately $10.8 million principal and accrued interest of 10.75% Unsecured Convertible PIK Notes Due 2011 and the approximately $18.0 million principal and accrued interest of 10.75% Senior Unsecured Convertible PIK Notes Due 2010 (that were included in notes payable to related parties) for shares of its common stock. The Company recorded an extraordinary gain of $25,677,000 from the extinguishment of these notes. Costs of $2,655,000 were incurred in connection with the Holdco recapitalization which are included as an offset to the extraordinary gain. In addition, the Company recorded an extraordinary gain of $4,781,000 related to the settlement of other liabilities.

    The senior secured credit facility restricts the payment of cash dividends and loans to the Company. At December 31, 2001, restricted net assets were approximately $29 million.

    As of December 31, 2001, the aggregate principal amounts of long-term debt scheduled for repayment are as follows:

         Year Ending December 31,
                   2002                          $33,000
                   2003                        1,950,000
                   2004                        9,750,000
                   2005                       25,350,000
                   2006                       50,700,000
                Thereafter                    68,350,000
                                       -------------------
                                            $156,133,000
                                       ===================

13. Other Charges

    Other charges in 2001 include reorganization charges of $37,372,000 and an adjustment to the reserve for notes receivable from former officers of Voyager of $2,181,000. The reorganization charges relate to the Company's announcements in May and July 2001 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. A total of $21,386,000 of these costs are for equipment and other assets that will not require any future cash outlays. The employee severance and related costs in 2001 were for approximately 630 employees to be terminated, none of whom are still employed by the Company as of December 31, 2001. The major actions involved in the 2001 reorganization included: (1) consolidation of functions such as network operations, customer service and finance, (2) initiatives to increase gross margins and (3) agreements with vendors to reduce or eliminate purchase commitments. The consolidation of functions resulted in employee terminations and the closing of offices. Employee severance and related costs, lease exit costs and fixed assets and prepayment write-downs include charges related to these actions. Initiatives to increase gross margins resulted in consolidation of network assets and elimination of redundant and less profitable facilities. Charges for these actions include lease exit costs and fixed assets and prepayment write-downs. Finally, reductions or elimination of purchase commitments resulted in agreement termination charges. All of these actions are expected to be completed by June 30, 2002. Fixed assets and prepayments written-off include $5.3 million related to vacated offices, $13.4 million for network assets in abandoned markets and $2.7 million for prepayments in respect of ILEC facilities in abandoned markets.

    Other charges in 2000 include a reserve of $8,700,000 for notes receivable from former officers of Voyager, and reorganization charges of $4,006,000. The employee severance and related costs in 2000 were for approximately 250 employees to be terminated, none of whom were still employed by the Company as of December 31, 2000.

    The following table summarizes the reorganization charges incurred and utilized in 2000 and 2001:


                                         Employee                                                Fixed
                                        Severance           Lease                                Assets
                                       And Related           Exit           Agreement             And
                                          Costs             Costs          Terminations       Prepayments        Total
                                     -------------------------------------------------------------------------------------
                                                                          (in thousands)
Charged to expense                       $2,089               $1,917                 $-                $-        $4,006
Utilized                                   (775)              (1,396)                 -                 -        (2,171)
                                     -------------------------------------------------------------------------------------
Balance, December 31, 2000                1,314                  521                  -                 -         1,835
Charged to expense                        3,409                6,928              6,572            21,772        38,681
Adjustments                                (996)                  73                  -              (386)       (1,309)
Utilized                                 (3,218)              (4,416)            (2,914)          (21,386)      (31,934)
                                     -------------------------------------------------------------------------------------
Balance, December 31, 2001                 $509               $3,106             $3,658                $-        $7,273
                                     =====================================================================================

14. Fair Values of Financial Instruments

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

    Long-term debt: The carrying amount of the variable rate senior secured credit facility approximates the fair value. The fair value of the Company's other notes payable are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

    The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                          December 31, 2001                 December 31, 2000
                                                  ---------------------------------- ---------------------------------
                                                      Carrying           Fair           Carrying           Fair
                                                       Amount            Value           Amount            Value
                                                  ----------------- ---------------- ---------------- ----------------
                                                                            (in thousands)

Cash and cash equivalents                                $  24,966       $  24,966          $  22,773      $  22,773
Long-term debt:
  Working capital promissory note                                -               -              1,496          1,392
  Equipment note                                                 -               -              3,331          2,496
  Senior secured credit facility                           156,100         156,100             91,100         91,100
  Notes payable to related parties                          16,174          16,174             16,170         15,355
  Other                                                         33              33                160            138

15. Leases

    The Company has capital leases for certain of its operating equipment. Leased property included in operating equipment consists of:

                                                        December 31,
                                                  2001              2000
                                            -----------------  ----------------
        Operating equipment                   $14,145,000        $41,859,000
        Accumulated depreciation                        -         14,699,000
                                            -----------------  ----------------
                                              $14,145,000        $27,160,000
                                            =================  ================



    Future minimum annual payments under these leases at December 31, 2001 are as follows:

Year Ending December 31,

       2002                                                                                 $11,008,000
       2003                                                                                     266,000
                                                                                         ------------------
       Total minimum lease payments                                                          11,274,000
       Less amount representing interest (at rates ranging from 8.5% to 26.44%)               1,373,000
                                                                                         ------------------
       Present value of net minimum obligations                                               9,901,000
       Current portion                                                                        9,634,000
                                                                                         ------------------
                                                                                            $   267,000
                                                                                         ==================

    As of December 31, 2001, the Company had leases for office space and equipment which extend through 2013. Total rent expense for the years ended December 31, 2001, 2000 and 1999 under operating leases was $8,791,000, $7,764,000 and $5,151,000, respectively.

    Future minimum annual lease payments under noncancellable operating leases at December 31, 2001 are as follows: $7,704,000 (2002); $6,794,000 (2003); $4,675,000 (2004); $3,652,000 (2005) $2,469,000
    (2006) and $6,122,000 thereafter.

16. Related Party Transactions

    Notes payable to related parties consists of:

                                                          December 31,
                                                    2001               2000
                                                --------------    --------------
  10.75% Senior Unsecured Convertible
     PIK Notes Due December 2010, plus
     accrued interest                             $         -       $16,170,000

  10.75% Unsecured Convertible PIK Notes
     Due April 2011, plus accrued interest         16,174,000                 -
                                                --------------    --------------
                                                  $16,174,000       $16,170,000
                                                ==============    ==============


    In December 2000, the Company issued $16.1 million aggregate principal amount of 10.75% Senior Unsecured Convertible PIK Notes Due December 2010, which were a joint obligation of CoreComm Limited and the Company, to officers and directors of CoreComm Limited and the Company. Interest on the notes was at an annual rate of 10.75% payable semiannually on January 1 and July 1 of each year, which commenced on July 1, 2001. The interest was payable in kind by the issuance of additional Senior Unsecured Convertible PIK Notes Due December 2010 in such principal amount equal the interest payment that was then due. The notes were convertible into CoreComm Limited common stock prior to maturity at a conversion price of $5.00 per share, subject to adjustment. The additional notes issued for interest had an initial conversion price equal to 120% of the weighted average closing price of CoreComm Limited's common stock for a specified period. All of the outstanding 10.75% Senior Unsecured Convertible PIK Notes Due December 2010 were exchanged for shares of the Company's common stock in December 2001.

    Some of the officers and directors of the Company are also officers or directors of NTL Incorporated, referred to as NTL. In April 2001, CoreComm Limited and the Company as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. In addition, in April 2001, CoreComm Limited issued warrants to NTL, and CoreComm Limited and the Company entered into a network and software agreement with NTL. The estimated value of the warrants of $397,000 was recorded as a debt discount in April 2001. The unamortized debt discount of $367,000 was reduced to zero as part of the adjustment of the carrying value of assets and liabilities to fair value as of December 31, 2001. Pursuant to the network and software agreement with NTL, the Company will provide U.S. network access for U.K. Internet traffic from NTL's U.K. customers for three years, as well as a royalty free license to use certain provisioning software and know-how.

    Interest on the 10.75% Unsecured Convertible PIK Notes Due April 2011 is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, which commenced on October 15, 2001. The interest is payable in kind by the issuance of additional 10.75% Unsecured Convertible PIK Notes Due April 2011 in such principal amount as shall equal the interest payment that is then due. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of CoreComm Limited's common stock for a specified period. The notes are convertible into shares of CoreComm Limited's common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. However, NTL and

    CoreComm Limited and the Company have entered into an agreement relating to the conversion feature of the notes following the Holdco recapitalization. Through that agreement, consistent with the original terms of the notes, CoreComm Limited and the Company have agreed to exercise their right under the notes such that, following the successful completion of the exchange offer to the holders of CoreComm Limited's common stock to exchange their shares for shares of the Company's common stock, the convertibility feature of the notes will be altered so that rather than the notes being convertible into shares of CoreComm Limited common stock, the notes will become convertible into shares of the Company's common stock. At that time, the conversion price of $1.00 will be equitably adjusted by applying the exchange ratio in the exchange offer, which results in a new conversion price of $116.70 per share of the Company's common stock. NTL has agreed not to exercise its rights to convert into CoreComm Limited common stock for six months from February 5, 2002 (unless that right has previously ceased as a result of the completion of the exchange offer and the change in the convertibility feature). In the event that the exchange offer is not completed, the conversion feature would remain into CoreComm Limited common stock. These notes are redeemable, in whole or in part, at the Company's option, at any time on or after April 12, 2003, at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.

    NTL provides the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consist of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead which cannot be specifically allocated to NTL. Effective January 1, 2001, the percentage used to allocate corporate overhead was reduced. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the years ended December 31, 2001, 2000 and 1999, NTL charged the Company $446,000, $1,186,000 and $2,330,000, respectively, which is included in corporate expenses.

    The Company provided NTL with access to office space and equipment and the use of supplies until August 2001. In the fourth quarter of 1999, the Company began charging NTL a percentage of the Company's office rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. In 2001, 2000 and 1999, the Company charged NTL $121,000, $267,000 and $62,000, respectively, which reduced corporate expenses.

    A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. General and administrative expenses were reduced by $1,883,000, $1,400,000 and $800,000 for the years ended December 31, 2001, 2000 and 1999, respectively, as a result of these charges.

    In 2001, the Company and NTL entered into a license agreement whereby NTL was granted an exclusive, irrevocable, perpetual license to certain billing software developed by the Company for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $9.8 million for the development costs expended by the Company plus a fixed amount of $3.0 million representing the one-time perpetual license fee. The billing software was being used by NTL at the time of this agreement, and was being maintained and modified by the Company under an ongoing software maintenance and development outsourcing arrangement between the companies. The Company recorded the aggregate $12.8 million as deferred revenue, of which $2.5 million was recognized in 2001.

    In March 2000, the Company and NTL announced that they had entered into an agreement to link their networks in order to create an international Internet backbone that commenced operations in February 2001. The Company recognized revenue of $327,000 for the network usage in the year ended December 31, 2001.

    The Company leases office space from entities controlled by an individual who owns 32% of the outstanding shares of the Company's common stock. Rent expense for these leases for the year ended December 31, 2001 was approximately $1.6 million.

17. 401(k) Plan

    The Company sponsors a 401(k) Plan in which all full-time employees who have completed 90 days of employment and are 21 years of age may participate. The Company's matching contribution is determined annually by the Board of Directors. Participants may make salary deferral contributions of 1% to 15% of their compensation not to exceed the maximum allowed by law. The expense for the years ended December 31, 2001, 2000 and 1999 was $380,000, $486,000 and $350,000, respectively.

18. Shareholders' Equity

    Stock Split

    The Company declared a 6,342.944 to 1 stock split which was effective on December 17, 2001. The Company's outstanding shares increased from 1,500 to 9,514,416 as a result of this stock split. The consolidated financial statements and the notes thereto give retroactive effect to the stock split.

    Non-Cash Compensation

    In June 2001, CoreComm Limited's Board of Directors approved the repricing of certain CoreComm Limited stock options granted to employees of the Company. George Blumenthal, the then Chairman of the Board of Directors of CoreComm Limited, Barclay Knapp, the then President of CoreComm Limited, and the members of the Board of Directors of CoreComm Limited did not participate in the repricing. Options to purchase an aggregate of approximately 10.2 million shares of CoreComm Limited's common stock with an average exercise price of $10.70 per share were repriced to $.25, $.75 or $1.25 per share, depending upon the original exercise price. In accordance with APB No. 25 and related interpretations, CoreComm Limited and the Company are accounting for the repriced options as a variable plan. The Company will recognize non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the repriced options while the options remain outstanding. The CoreComm Limited Board of Directors has taken this action to continue to provide the appropriate performance incentives to those affected.

    In April 2000, the compensation and option committee of the CoreComm Limited Board of Directors approved the issuance of options to purchase approximately 2,747,000 shares of CoreComm Limited's common stock to employees of the Company at an exercise price of $14.55, which was less than the fair market value of CoreComm Limited's common stock on the date of the grant. In accordance with APB Opinion No. 25, in April 2000, the Company recorded non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to December 31, 2000, $9.7 million of the deferred non-cash compensation was charged to expense. In 2001, the remaining $21.6 million of the deferred non-cash compensation was charged to expense.

    In November 2000, the Board of Directors of CoreComm Limited approved the rescission of certain previously exercised employee stock options. CoreComm Limited issued notes to employees of the Company for the repurchase of the 671,000 shares of CoreComm Limited's common stock for an aggregate of $6,803,000, which exceeded the fair market value of CoreComm Limited's common stock on the date of repurchase. The notes earned interest at a rate of 4.5% and were redeemed by CoreComm Limited in December 2000. The Company recorded non-cash compensation of $4.7 million from these transactions.

    The non-cash compensation charge of $1.1 million in 1999 was recorded in accordance with APB Opinion No. 25, related to a change in CoreComm Limited stock option agreements granted to certain of the Company's employees.

    Stockholder Rights Plan

    The Company adopted a stockholder rights plan in December 2001. In connection with the stockholder rights plan, the Board of Directors declared and paid a dividend of one preferred share purchase right for each share of common stock outstanding on December 17, 2001. Each right entitles the holder, under certain potential takeover events, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, referred to as Series A Preferred Stock, at an exercise price of initially four times the average closing price of the Company's common stock over the first five days of trading, subject to adjustment. The rights expire on December 17, 2011 unless an exchange or redemption or a completion of a merger occurs first. There are 1,000,000 shares of Series A Preferred Stock authorized for issuance under the plan. No shares of Series A Preferred Stock are issued or outstanding.

    The Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of an amount equal to the greater of $.01 per share or 1,000 times the aggregate per share amount of all dividends declared on the Company's common stock since the immediately preceding dividend payment date. In the event of liquidation, the holders of Series A Preferred Stock will be entitled to a liquidation payment of $1 per share plus accrued and unpaid dividends. Each share of Series A Preferred Stock will have 1,000 votes on all matters and will vote as a single class with the holders of the Company's common stock.

    Warrants

    In connection with the amendment and restatement of the senior secured credit facility in April 2001, CoreComm Limited issued to lenders warrants to purchase approximately 10.6 million shares of its common stock at an exercise price of $.01 per share that expire in April 2011. Warrants to purchase an aggregate of approximately 1.4 million shares of CoreComm Limited common stock issued in December 2000 and January 2001 were canceled upon the issuance of these new warrants.

    CoreComm Limited had the following warrants outstanding as of December 31, 2001: (1) warrants to purchase an aggregate of 29,000 shares of common stock at $13.75 per share issued in 1999 that expire in August 2008, (2) warrants to purchase an aggregate of 225,000 shares of common stock at $22.22 per share issued in 1999 that expire in May 2004, (3) warrants to purchase an aggregate of 563,000 shares of common stock at $13.33 per share issued in 1999 that expire in May 2002 and (4) warrants to purchase an aggregate of 10,580,000 shares of common stock at $.01 per share issued in 2001 that expire in April 2011. None of these warrants were exercised in 2001 or 2000.

    The Company has offered its common stock to CoreComm Limited's stockholders through a registered public exchange offer. If this exchange offer and the subsequent merger are consummated, CoreComm Limited's warrants will be exercisable into common shares of the Company on an as-converted basis, subject to the exchange ratio in the exchange offer.

    Stock Options

    In December 2001, the Company adopted a new stock option plan for its employees. A total of 2.9 million shares of common stock were reserved for issuance under the plan, which represents 22.5% of the total fully diluted shares of the Company. In January 2002, the Board of Directors approved a grant of options to purchase an aggregate of approximately
    2.58 million shares of the Company's common stock, representing approximately 20% of the total fully diluted shares. The exercise price of these options is $3.00 per share. The number of shares available under the plan and the number of shares into which each option is exercisable are subject to adjustment in the event of stock splits and other similar transactions.

    The Company's option plan provides that incentive stock options be granted at the fair market value of the Company's common stock on the date of grant, and nonqualified stock options be granted at a price determined by the Compensation and Option Committee of the Company's Board of Directors. Options are generally exercisable as to 34% of the shares subject thereto on the date of grant and become exercisable as to an additional 33% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company or its affiliates. Options will expire ten years after the date of the grant.

    As of December 31, 2001, there were approximately 33,057,000 shares of CoreComm Limited common stock reserved for issuance under the CoreComm Limited stock option plans, referred to as the Limited Plans, and there were approximately 8.4 million shares available for issuance. The Limited Plans provide that incentive stock options be granted at the fair market value of CoreComm Limited's common stock on the date of grant, and nonqualified stock options be granted at a price determined by the Compensation and Option Committee of the CoreComm Limited Board of Directors. Options are generally exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of CoreComm Limited or its affiliates. Options will expire ten years after the date of the grant.

    In December 2001, the CoreComm Limited Board of Directors, in connection with the Holdco recapitalization, accelerated all outstanding options to acquire shares of CoreComm Limited common stock so that all are presently fully vested and exercisable. CoreComm Limited options are not exercisable for shares of the Company's common stock. In the event that the Company is successful in consummating the exchange offers, CoreComm Limited would become a subsidiary of the Company. Subsequent to that time, the Company and CoreComm Limited intend to effect a merger between CoreComm Limited and a subsidiary of the Company which would have the effect of converting holders of any remaining outstanding shares of CoreComm Limited common stock not owned by the Company into shares of the Company at an exchange ratio identical to that being offered in the exchange offers. Between now and that time, if holders of CoreComm Limited options exercise their options, they would, at the time of a merger, have the same rights as other holders of CoreComm Limited common stock to have their shares of CoreComm Limited converted to shares of the Company at that exchange ratio. The Company may be required to record non-cash compensation upon the ultimate resolution of the CoreComm Limited Stock options.

    In connection with the distribution of CoreComm Limited to CCPR's shareholders, CoreComm Limited issued options to purchase approximately 1,877,000 shares of CoreComm Limited common stock to holders of CCPR stock options who elected to receive options. In addition, CoreComm Limited issued warrants to purchase 6,153,000 shares of its common stock to holders of CCPR stock options who elected to receive warrants. These warrants are referred to as distribution warrants.

    Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if CoreComm Limited had accounted for its employee warrants and stock options under the fair value method of that Statement. The fair value for these warrants and options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate of 4.47%, 5.30% and 6.81%, respectively, dividend yield of 0%, volatility factor of the expected market price of CoreComm Limited's common stock of 1.276, .804 and .465, respectively, and a weighted-average expected life of the warrants and options of 10 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because CoreComm Limited's distribution warrants and stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its distribution warrants and stock options.

    For purposes of pro forma disclosures, the estimated fair value of the distribution warrants and options is amortized to expense over the options' vesting periods. Following is the Company's pro forma information as if the Company and not CoreComm Limited had issued the distribution warrants and stock options:


                                                                                      Year Ended December 31,
                                                                 2001               2000                  1999
                                                           ----------------- -------------------- ---------------------

Pro forma net (loss)                                           $(678,921,000)     $(376,557,000)        $(128,451,000)
Pro forma net (loss) per share - basic and diluted                   $(71.22)           $(39.58)              $(13.50)



    A summary of CoreComm Limited's distribution warrants and stock option activity and related information, as if the Company and not CoreComm Limited had issued the distribution warrants and stock options, for the years ended December 31, 2001, 2000 and 1999 follows:

                                            2001                           2000                           1999
                                ------------------------------ ------------------------------ -----------------------------
                                  Number of      Weighted-       Number of      Weighted-       Number of    Weighted-Average
                                   Options        Average         Options        Average         Options       Exercise
                                               Exercise Price                 Exercise Price                     Price
                                -------------- --------------- -------------- --------------- -------------- --------------
Outstanding - beginning
 of period                        19,349,000        $13.69       10,754,000        $15.37        9,765,000        $5.51
Granted                           16,822,000           .65       10,404,000         10.98        7,925,000        19.56
Exercised                              3,000          1.49        1,640,000          7.61        5,606,000         6.27
Forfeited                          13,971,00         12.16          169,000         14.09        1,330,000         6.27
                                --------------                 --------------                 --------------
Outstanding - end of              22,197,000         $4.80       19,349,000        $13.69       10,754,000       $15.37
 period
                                ==============                 ==============                 ==============
Exercisable at end of             22,197,000         $4.80       10,112,000        $12.51        3,438,000       $10.11
 period
                                ==============                 ==============                 ==============

Weighted-average fair value of distribution warrants and options, calculated using the Black-Scholes option pricing model, granted during 2001, 2000 and 1999 is $0.12, $14.04 and $14.28, respectively.

    The following table summarizes the status of the CoreComm Limited distribution warrants and stock options outstanding and exercisable at December 31, 2001, as if the Company and not CoreComm Limited had issued the distribution warrants and stock options:


                                                                                               Warrants and
                             Warrants and Stock Options Outstanding                    Stock Options Exercisable
                      ------------------------------------------------------      -------------------------------------
                                          Weighted-          Weighted-                                Weighted-
   Range of Exercise      Number of       Remaining          Average                Number of         Average
        Prices             Options     Contractual Life   Exercise Price             Options        Exercise Price

  ---------------------------------------------------------------------------------------------------------------------

  $0.02 to $3.03           17,012,000       8.7 years           $  0.632               17,012,000        $  0.632
  $5.86 to $7.94              576,000       6.6 years           $  6.261                  576,000        $  6.261
  $12.96 to $14.55            299,000       8.3 years           $ 13.909                  299,000        $ 13.909
  $18.78 to $22.33          4,310,000       7.5 years           $ 20.491                4,310,000        $ 20.491
  ---------------------------------------------------------------------------------------------------------------------
         Total             22,197,000                                                  22,197,000
  =====================================================================================================================


19. Income Taxes


    The provision for income taxes consists of the following:

                                                        Year Ended December 31,
                                             2001                2000                  1999
                                      ------------------- -------------------- ---------------------
      Current:
          Federal                          $           -       $           -        $           -
          State and local                         94,000             125,000              102,000
                                      ------------------- -------------------- ---------------------
      Total current                               94,000             125,000              102,000
                                      ------------------- -------------------- ---------------------
      Deferred:
          Federal                                      -                   -                    -
          State and local                              -                   -                    -
                                      ------------------- -------------------- ---------------------
       Total deferred                                  -                   -                    -
                                      ------------------- -------------------- ---------------------
                                                $ 94,000            $125,000             $102,000
                                      =================== ==================== =====================

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                                                      December 31,
                                                                             2001                    2000
                                                                     ---------------------- ------------------------

    Deferred tax assets:
         Depreciation                                                    $    8,503,000         $    1,214,000
         Net operating losses                                                95,932,000            107,220,000
         Allowance for doubtful accounts                                      7,435,000              4,414,000
         Amortization of goodwill                                            11,140,000              7,405,000
         Accrued expenses                                                    17,336,000             35,820,000
         Asset impairments                                                   16,737,000              8,546,000
         Other                                                                  562,000                174,000
                                                                     ---------------------- ------------------------
                                                                            157,645,000            164,793,000
    Valuation allowance for deferred tax assets                            (157,645,000)          (164,793,000)
                                                                     ---------------------- ------------------------
    Net deferred tax assets                                          $                  -   $                 -
                                                                     ====================== ========================


    The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefit. The deferred tax assets include $38 million which, if realized, would be accounted for as a reduction of goodwill or an increase in equity.

    Due to the completion of the debt cancellation in the first phase of the Holdco recapitalization in December 2001, CoreComm Limited realized for tax purposes approximately $265 million of income, most of which is not subject to tax as a result of an exception set forth in the Internal Revenue Code. To the extent that such amount is excluded from taxable income, taxable attributes of the Company and subsidiaries, consisting of net operating loss, referred to as NOL, carryforwards are subject to reduction. After reduction, NOL carryforwards at December 31, 2001 are $230 million. Furthermore, the Holdco recapitalization caused an ownership change pursuant to section 382 of the Internal Revenue Code, which imposes an annual limitation on the utilization of NOL carryforwards. Utilization of the Company's remaining NOL carryforwards will be significantly restricted by the section 382 limitation triggered by the ownership change.

    The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:


                                                                            Year Ended December 31,
                                                                 2001                  2000                 1999
                                                         --------------------- --------------------- --------------------

      Benefit at federal statutory rate (35%)            $  (207,837,000)      $  (105,391,000)      $(36,077,000)
      State and local income taxes                                94,000               125,000            102,000
      Expenses not deductible for tax purposes               135,313,000            33,619,000          2,160,000
      Foreign income not subject to U.S. tax                           -                     -           (362,000)
      U.S. losses with no benefit                             72,524,000            71,772,000         34,279,000
                                                         --------------------- --------------------- ---------------------
                                                         $        94,000       $       125,000      $     102,000
                                                         ===================== ===================== ====================

                                                             S-30

20. Commitments and Contingent Liabilities

    As of December 31, 2001, the Company had purchase commitments of approximately $5,000,000 outstanding.

    The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, certain of these matters, if resolved unfavorably to us, could have a material adverse effect on the Company's business, financial condition and/or results of operations:

    o CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of CoreComm Holdco referred to as CoreComm Newco, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm Newco sought and received an order from an official of the Public Utilities Commission of Ohio, referred to as the PUCO, barring Ameritech from refusing to process new CoreComm orders. Ameritech has appealed that order to the PUCO and the appeal is still pending.

         On July 5, 2001, Ameritech filed a claim with the PUCO seeking payment from CoreComm Newco of approximately $8,600,000 allegedly owed under the contract. On August 8, 2001, Ameritech filed a second claim against CoreComm Newco in Ohio state court, seeking an additional approximately $4,300,000 in allegedly improperly withheld amounts. These claims were subsequently consolidated in the United States District Court, with an amended complaint from Ameritech seeking a total of approximately $14,400,000.

         On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss certain of CoreComm Newco's counterclaims. CoreComm Newco's response to those motions is currently due on April 17, 2002 and it intends to oppose Ameritech's requests for dismissal vigorously.

         The Company believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14,400,000 claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $4.1 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and
         (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, the Company cannot be certain how the matter will be resolved. The Company also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. However, it is impossible at this time to predict the outcome of the litigation.

    o Certain operating subsidiaries of CoreComm Holdco are currently involved in litigation with certain subsidiaries of Verizon Communications, Inc., referred to as Verizon, relating to the timeliness and accuracy of Verizon's wholesale billing processes, the legitimacy of various charges that have been levied by Verizon, and the propriety of Verizon's effort to collect those charges by threatening to implement an account embargo and service suspension on the ability of CoreComm Holdco's subsidiaries to process new and pending service orders unless payment is made on the amounts demanded.

         On or about January 31, 2002, the subsidiaries of CoreComm Holdco operating in Delaware, District of Columbia, Maryland, Massachusetts, New York, Pennsylvania and received correspondence from Verizon claiming that Verizon was owed a total of approximately $14 million for services allegedly provided in those states and threatening to activate embargo procedures on their accounts if payment of the alleged amounts was not received. In response, the subsidiaries challenged the accuracy of Verizon's figures and provided formal written notice to Verizon disputing its claims and reiterating their several prior requests that Verizon provide additional information to support its contentions and resolve a variety of apparently systemic problems with its wholesale billing systems. Additionally, the subsidiaries in Pennsylvania, New York and Massachusetts proceeded to initiate litigation against Verizon before the appropriate regulatory authorities and/or in civil court.

         After further discussions and agreements between the parties, on February 28, 2002 Verizon withdrew its embargo threats in all states except Massachusetts. In Massachusetts, Verizon filed an answer to the complaint along with counterclaims seeking approximately $1.4 million in payment for allegedly past due charges. CoreComm Massachusetts is currently preparing an answer to these counterclaims that will dispute the accuracy of Verizon's contentions and discussions regarding a mutually agreeable resolution of the matter are continuing between the parties.

         In Pennsylvania, litigation between ATX Telecommunications and Verizon is continuing. In the meantime, on March 4, 2002 ATX received a letter from Verizon asserting that Verizon is owed approximately $5.7 million in allegedly past due charges and threatening to implement a service embargo. ATX is currently reviewing Verizon's claims against its own billing records and believes that the amount at issue could be substantially less than the amount claimed by Verizon when taking into account (a) Verizon's historical billing errors, (b) payments that have been or will be made in the ordinary course, and (c) unresolved disputes over prior charges. Accordingly, on March 29, 2002, ATX filed a petition with the Hearing Examiner in its complaint case advising that the $5.7 million figure alleged in Verizon's embargo letter has been placed into dispute by ATX due to Verizon's billing errors, that approximately $3 million of erroneous charges have already been found which ATX believes should be deducted from the claimed amount, and asking the Hearing Examiner to issue an order that would prevent Verizon from implementing a service embargo during the pendancy of the complaint proceeding. ATX intends to vigorously litigate its complaint regarding Verizon's billing errors, including the longstanding, apparently systemic problems that ATX has experienced with Verizon's billing systems, and pursue all available claims, counterclaims and offsets, including defending against any effort to implement any embargo or service suspension. However, it cannot presently predict how the matter will be resolved and if Verizon were to prevail on its claims and/or activate an account embargo or service suspension, it could have a material adverse affect on our business, financial condition and/or results of operations.

    o On December 3, 2001, General Electric Capital Corp. filed a lawsuit in the Circuit Court of Cook County, Illinois against CoreComm Limited and MegsINet, Inc., an indirect subsidiary of CoreComm Holdco, seeking approximately $8 million in allegedly past due amounts under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss certain of GECC's claims. GECC's response to the motion is currently due on April 9, 2002, defendants' reply is presently due on April 26, 2002 and oral argument on the motions is presently scheduled for May 13, 2002. CoreComm Holdco is currently in settlement discussions with GECC regarding these claims.

    o On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CoreComm Limited, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet, Inc. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a collocation agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers.

    o On July 6, 2001, MCI initiated a compulsory arbitration action against CoreComm Holdco's subsidiary CoreComm Communications, Inc. in connection with a dispute arising under a carrier services agreement between the parties. The arbitration demand contends that MCI is owed in excess of $1.9 million for circuits that were allegedly ordered by CoreComm Communications, Inc. under a carrier agreement. MCI has subsequently asserted that under one theory of the case premised on its reading of provisions relating to alleged early termination penalties, its claims could exceed $10 million, and under another theory involving a different computation its claims could exceed $4.5 million. The defendant has denied MCI's claims, asserting that the circuits were never ordered under the contract and have been improperly billed by MCI, and the defendant does not agree with MCI's various damages theories. MCI has admitted that there are no signed written orders for a substantial majority of the circuits, and the contract states that all orders must be submitted in writing signed by the ordering party. Discovery in this matter has been completed, and the case is currently scheduled for trial before the arbitrator in April 2002. The defendant is litigating the suit vigorously and pursuing all available claims and defenses.

    o The Company received correspondence from a law firm on behalf of Weston Telecommunications, L.L.C., referred to as Weston, asserting that Weston is the assignee of certain rights of Easton Telecom Services, Inc., referred to as Easton, under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet, Inc. On March 1, 2002, Easton Telecom Services, LLC., formerly known as Weston, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. asserting the claims discussed above. The defendant has investigated Weston's claims and does not believe that they have merit. Defendant's answer to Easton's complaint is presently due on April 24, 2001 and the Company intends to defend itself vigorously and pursue all available claims and defenses, including multiple defenses to the validity of the alleged contracts at issue.


                           CoreComm Holdco, Inc.




         Schedule I - Condensed Financial Information of Registrant

                          Condensed Balance Sheets



                                                                                                   December 31,
                                                                                              2001                  2000
                                                                                     ----------------------- -------------------
Assets
Current assets:
   Cash and cash equivalents                                                                    $   -            $    6,198,000
   Marketable securities                                                                            -                 1,343,000
   Other                                                                                      476,000                 1,600,000
                                                                                     ----------------------- -------------------
Total current assets                                                                          476,000                 9,141,000

Investments in and loans to subsidiaries                                                   21,518,000               605,274,000
Investment in CoreComm Limited                                                             22,472,000                         -
Other                                                                                       1,100,000                 1,059,000
                                                                                     ----------------------- -------------------
                                                                                          $45,566,000              $615,474,000
                                                                                     ======================= ===================
Liabilities and shareholders' equity
Notes payable to related parties                                                          $16,174,000               $16,170,000

Commitments and contingent liabilities

Shareholders' equity:
   Common stock                                                                               100,000                    95,000
   Additional paid-in capital                                                              29,292,000             1,039,083,000
   Deferred non-cash compensation                                                                   -               (21,638,000)
   (Deficit)                                                                                        -              (418,236,000)
                                                                                     ----------------------- -------------------
                                                                                           29,392,000               599,304,000
                                                                                     ----------------------- -------------------
                                                                                          $45,566,000              $615,474,000
                                                                                     ======================= ===================

See accompanying notes


                                Schedule I - Condensed Financial Information of Registrant (continued)


                                                   Condensed Statements of Operations



                                                                                Year Ended December 31,
                                                                     2001                 2000                1999
                                                              -------------------- ------------------- --------------------

  Costs and expenses
  Corporate expense                                           $                    $                    $
                                                                               -                    -             13,000
                                                              -------------------- ------------------- --------------------
    Operating (loss)                                                           -                    -             (13,000)

  Other income (expense)
  Interest income and other, net                                       4,025,000            2,787,000           1,638,000
  Interest expense                                                    (3,767,000)             (70,000)                  -
                                                              -------------------- ------------------- --------------------
  Income before income taxes, equity in net (loss) of
    subsidiaries and extraordinary item                                  258,000            2,717,000           1,625,000
  Income tax provision                                                         -                    -              (7,000)
                                                              -------------------- ------------------- --------------------
  Income before equity in net (loss) of subsidiaries and
    extraordinary item                                                   258,000            2,717,000           1,618,000
  Equity in net (loss) of  subsidiaries                             (619,850,000)        (303,958,000)       (104,798,000)
                                                              -------------------- ------------------- --------------------
  (Loss) before extraordinary item                                  (619,592,000)        (301,241,000)       (103,180,000)
  Gain from extinguishment of debt                                    25,677,000                    -                   -
                                                              -------------------- ------------------- --------------------
  Net (loss)                                                       $(593,915,000)       $(301,241,000)      $(103,180,000)
                                                              ==================== =================== ====================


See accompanying notes.


                                Schedule I - Condensed Financial Information of Registrant (continued)


                                                    Condensed Statements of Cash Flows


                                                                                     Year Ended December 31,
                                                                         2001                 2000                  1999
                                                                 -----------------------------------------------------------------

  Net cash provided by operating activities                           $  4,712,000         $     539,000       $    2,320,000

  Investing activities
  Acquisitions, net of cash acquired                                             -           (98,613,000)         (47,056,000)
  Purchase of marketable securities                                              -            (1,343,000)                   -
  Proceeds from sale of marketable securities                            1,343,000                     -                    -
  Increase in investments in and loans to subsidiaries                 (14,089,000)         (144,909,000)        (105,267,000)
                                                                 -----------------------------------------------------------------
  Net cash (used in) investing activities                              (12,746,000)         (244,865,000)        (152,323,000)

Financing activities
Capital contributions (distributions)                                  (23,164,000)          232,472,000          151,885,000
Proceeds from borrowings, net of financing costs                        25,000,000            16,170,000                    -
                                                                   -------------------- -------------------- ---------------------
Net cash provided by financing activities                                1,836,000           248,642,000          151,885,000
                                                                   -------------------- -------------------- ---------------------
Increase (decrease) in cash and cash equivalents                        (6,198,000)            4,316,000            1,882,000
Cash and cash equivalents at beginning of period                         6,198,000             1,882,000                    -
                                                                   -------------------- -------------------- ---------------------
Cash and cash equivalents at end of period                           $-                    $   6,198,000        $   1,882,000
                                                                   ==================== ==================== =====================


Supplemental schedule of non-cash investing activities
Capital contributions of non-cash net assets                         $-                     $559,721,000        $  45,007,000


See accompanying notes.

                           CoreComm Holdco, Inc.

                  Notes to Condensed Financial Statements

1.  Organization

    CoreComm Holdco, Inc., referred to as the Company, was formed in May 1998 as a Bermuda corporation. It was a wholly-owned subsidiary of CoreComm Limited, referred to as CoreComm Limited or Limited, until December 2001. In July 1999, the Company was domesticated under the laws of Delaware.

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

3.  Notes Payable to Related Parties

    In December 2000, the Company issued $16.1 million aggregate principal amount of 10.75% Senior Unsecured Convertible PIK Notes Due December 2010, which were a joint obligation of CoreComm Limited and the Company, to officers and directors of CoreComm Limited and the Company. Interest on the notes was at an annual rate of 10.75% payable semiannually on January 1 and July 1 of each year, which commenced on July 1, 2001. The interest was payable in kind by the issuance of additional Senior Unsecured Convertible PIK Notes Due December 2010 in such principal amount equal to the interest payment that was then due. The notes were convertible into CoreComm Limited common stock prior to maturity at a conversion price of $5.00 per share, subject to adjustment. The additional notes issued for interest had an initial conversion price equal to 120% of the weighted average closing price of CoreComm Limited's common stock for a specified period. All of the outstanding 10.75% Senior Unsecured Convertible PIK Notes Due December 2010 were exchanged for shares of the Company's common stock in December 2001.

    Some of the officers and directors of the Company are also officers or directors of NTL Incorporated, referred to as NTL,. In April 2001, CoreComm Limited and the Company as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. Interest on the notes is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, which commenced on October 15, 2001. The interest is payable in kind by the issuance of additional 10.75% Unsecured Convertible PIK Notes Due April 2011 in such principal amount equal to the interest payment that is then due. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of CoreComm Limited's common stock for a specified period. The notes are convertible into CoreComm Limited common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. However, NTL and CoreComm Limited and the Company have entered into an agreement relating to the conversion feature of the notes following the Holdco recapitalization. Through that agreement, consistent with the original terms of the notes, CoreComm Limited and the Company have agreed to exercise their right under the notes such that, following the successful completion of the exchange offer to the holders of CoreComm Limited common stock to exchange their shares for shares of the Company's common stock, the convertibility feature of the notes will be altered so that rather than the notes being convertible into shares of CoreComm Limited common stock, the notes will become convertible into shares of the Company's common stock. At that time, the conversion price of $1.00 will be equitably adjusted by applying the exchange ratio in the exchange offers, which results in a new conversion price of $116.70 per share of the Company's common stock. NTL has agreed not to exercise its rights to convert into CoreComm Limited common stock for six months from February 5, 2002 (unless that right has previously ceased as a result of the completion of the exchange offer and the change in the convertibility feature). In the event that the exchange offer is not completed, the conversion feature would remain into CoreComm Limited common stock. These notes are redeemable, in whole or in part, at the Company's option, at any time on or after April 12, 2003, at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.

4.  Guarantees of the Registrant


    In September 2000, subsidiaries of the Company entered into a senior secured credit facility with The Chase Manhattan Bank as lender, administrative agent and collateral agent. The facility was amended and restated in April 2001. As of April 2001, the entire amount available under the senior secured credit facility of $156.1 million has been borrowed. The Company has unconditionally guaranteed payment under the facility.

5.  Other

    No cash dividends were paid to the registrant by subsidiaries from January 1, 1999 through December 31, 2001.

                                                 CoreComm Holdco, Inc. and Subsidiaries


                                           Schedule II - Valuation and Qualifying Accounts


                 Col. A                     Col. B                 Col. C                 Col. D            Col. E
                                                                  Additions
                                                       --------------------------------
                                                             (1)             (2)
                                                       --------------------------------

                                                                         Charged to
                                          Balance at      Charged to        Other                          Balance at End
                                         Beginning of     Costs and       Accounts-    Deductions -           of Period
              Description                   Period         Expenses       Describe       Describe
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001:
  Allowance for doubtful accounts          $11,034,000     $7,143,000        $  -       $ (8,418,000) (a)       $9,759,000
Year ended December 31, 2000:
  Allowance for doubtful accounts           $3,949,000     $7,130,000        $  -          $ (45,000) (b)      $11,034,000
Year ended December 31, 1999:
  Allowance for doubtful accounts          $   742,000     $3,241,000        $  -          $ (34,000) (c)     $  3,949,000

(a)      Uncollectible accounts written-off, net of recoveries.

(b) Uncollectible accounts written-off, net of recoveries, of $9,269,000 offset by $9,224,000 allowance for doubtful accounts as of acquisition date from business combinations.

(c) Uncollectible accounts written-off, net of recoveries, of $24,688,000 offset by $24,654,000 allowance for doubtful accounts as of acquisition date from business combinations.