Form 10-Q
period 2002-03-31
CORECOMM LTD /DE/
filed 2002-05-15
CIK 1121884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                 000-31359
                    ------------------------------------------------------------


                                CORECOMM LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                                 23-3032245
---------------------------------------------                ----------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
  or organization)                                          Identification No.)


110 East 59th Street, New York, New York                           10022
-----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


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

The number of shares outstanding of the issuer's common stock as of March 31, 2002 was 141,655,388.

                        CoreComm Limited and Subsidiaries

                                      Index

PART I.  FINANCIAL INFORMATION                                                        Page
------------------------------                                                        ----

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
            March 31, 2002 (Unaudited) and December 31, 2001 ........................   2
         Condensed Consolidated Statements of Operations -
            Three months ended March 31, 2002 and 2001 (Unaudited) ..................   3
         Condensed Consolidated Statement of Shareholders' Deficiency -
            Three months ended March 31, 2002 (Unaudited) ...........................   4
         Condensed Consolidated Statements of Cash Flows -
            Three months ended March 31, 2002 and 2001 (Unaudited) ..................   5
         Notes to Unaudited Condensed Consolidated Financial Statements .............   6

Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition .....................................  19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .................  25

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings............................................................ 26

Item 3.  Defaults upon Senior Securities.............................................. 29

Item 5.  Other Information............................................................ 30

Item 6.  Exhibits and Reports on Form 8-K ............................................ 31

SIGNATURES ........................................................................... 32
----------

Corecomm Holdco. Inc. and Subsidiaries Index to Financial Information.................S-1


                        CoreComm Limited and Subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       Condensed Consolidated Balance Sheets
                                                                                        March 31,               December 31,
                                                                                          2002                       2001
                                                                                    ------------------------------------------
                                                                                      (Unaudited)                (See Note)
Assets
Current assets:
   Cash and cash equivalents                                                        $       472,000           $       109,000

   Other                                                                                     37,000                    45,000
                                                                                    ------------------------------------------
Total current assets                                                                        509,000                   154,000


Fixed assets, net                                                                           113,000                   146,000

Investment in CoreComm Holdco                                                             2,236,000                 3,863,000
Other, net of accumulated amortization of $2,503,000 (2002) and
   $2,251,000 (2001)                                                                      6,653,000                 8,260,000
                                                                                    ------------------------------------------
                                                                                    $     9,511,000           $    12,423,000
                                                                                    ==========================================
Liabilities and shareholders' deficiency
Current liabilities:
  Accounts payable                                                                  $       959,000           $       959,000
  Accrued expenses                                                                          348,000                   419,000
  Due to NTL Incorporated                                                                   209,000                   209,000
  Due to CoreComm Holdco                                                                 31,834,000                24,112,000
  Current portion of long-term debt                                                       4,750,000                        --
                                                                                    ------------------------------------------
Total current liabilities                                                                38,100,000                25,699,000

Long-term debt, including $258,087,000 (2002) and $256,874,000 (2001)
   due to CoreComm Holdco                                                               258,087,000               261,624,000

Commitments and contingent liabilities

Shareholders' deficiency:
  Series preferred stock - $.01 par value, authorized 5,000,000 shares:                          --                        --
     Series A, liquidation preference $56,750,000; issued and outstanding
        51,000 shares                                                                            --                        --
     Series B, liquidation preference $268,187,000; issued and outstanding
        250,000 shares                                                                        3,000                     3,000
     Series C, none issued or outstanding                                                        --                        --
  Common stock - $.01 par value, authorized 600,000,000 shares; issued and
    outstanding 141,655,000 shares                                                        1,417,000                 1,417,000
Additional paid-in capital                                                              782,922,000               787,434,000
Deficit                                                                              (1,060,444,000)           (1,053,180,000)
                                                                                    ------------------------------------------
                                                                                       (276,102,000)             (264,326,000)
Treasury stock at cost, 1,329,000 shares                                                (10,574,000)              (10,574,000)
                                                                                    ------------------------------------------
                                                                                       (286,676,000)             (274,900,000)
                                                                                    ------------------------------------------
                                                                                    $     9,511,000           $    12,423,000
                                                                                    ==========================================

Note:  The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date.

See accompanying notes.



                        CoreComm Limited and Subsidiaries

                       Condensed Consolidated Statements of Operations
                                         (Unaudited)


                                                           Three Months Ended March 31,
                                                           2002                    2001
                                                     --------------------------------------

Revenues                                             $     108,000           $  72,937,000

Costs and expenses
Operating                                                       --              63,520,000
Selling, general and administrative                         68,000              31,599,000
Corporate                                                       --               3,894,000
Non-cash compensation                                           --               3,234,000
Other charges                                                   --                 119,000
Asset impairments                                               --             167,599,000
Depreciation                                                33,000              12,045,000
Amortization                                                    --              31,511,000
                                                     --------------------------------------
                                                           101,000             313,521,000
                                                     --------------------------------------
Operating income (loss)                                      7,000            (240,584,000)

Other income (expense)
Interest income and other, net                               7,000                 776,000
Equity in net loss of CoreComm Holdco                   (1,627,000)                     --
Interest expense                                        (5,651,000)             (9,838,000)
                                                     --------------------------------------
Loss before income tax provision                        (7,264,000)           (249,646,000)
Income tax provision                                            --                 (15,000)
                                                     --------------------------------------
Net loss                                             $  (7,264,000)          $(249,661,000)
                                                     ======================================

Basic and diluted net loss per common share          $       (0.09)          $       (3.58)
                                                     ======================================

See accompanying notes.

                                             3

                        CoreComm Limited and Subsidiaries

                             Condensed Consolidated Statement of Shareholders' Deficiency
                                                      (Unaudited)


                                    Series A Preferred               Series B
                                           Stock                 Preferred Stock                Common Stock
                                   ---------------------     ----------------------    ------------------------------
                                     Shares        Par           Shares      Par            Shares           Par
                                   ---------------------     ----------------------    ------------------------------

Balance, December 31, 2001             51,000     $   --        250,000    $  3,000        141,655,000    $ 1,417,000
Accreted dividends on
   preferred stock
Net loss
----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                51,000     $   --        250,000    $  3,000        141,655,000    $ 1,417,000
======================================================================================================================




                                      Additional                                Treasury Stock
                                       Paid-In                           -----------------------------
                                       Capital            Deficit           Shares           Amount
                                    -------------     ---------------    -----------     -------------
Balance, December 31, 2001          $ 787,434,000     $(1,053,180,000)    (1,329,000)    $ (10,574,000)
Accreted dividends on
   preferred stock                     (4,512,000)
Net loss                                                   (7,264,000)
-------------------------------------------------------------------------------------------------------
Balance, March 31, 2001             $ 782,922,000     $(1,060,444,000)    (1,329,000)    $ (10,574,000)
=======================================================================================================


See accompanying notes.



                                  CoreComm Limited and Subsidiaries


                           Condensed Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                    Three Months Ended March 31,
                                                                     2002                 2001
                                                                -----------------------------------

Net cash provided by (used in) operating activities             $    363,000          $(19,208,000)

Investing activities
Purchase of fixed assets                                                  --              (530,000)
Proceeds from sales of marketable securities                              --             4,775,000
                                                                -----------------------------------
Net cash provided by investing activities                                 --             4,245,000

Financing activities
Proceeds from borrowing, net of financing costs                           --             9,736,000
Proceeds from exercise of stock options and warrants                      --                 4,000
Principal payments                                                        --            (4,299,000)
Principal payments of capital lease obligations                           --            (4,560,000)
                                                                -----------------------------------
Net cash provided by financing activities                                 --               881,000
                                                                -----------------------------------
Increase (decrease) in cash and cash equivalents                     363,000           (14,082,000)
Cash and cash equivalents at beginning of period                     109,000            25,802,000
                                                                -----------------------------------
Cash and cash equivalents at end of period                      $    472,000          $ 11,720,000
                                                                ===================================

Supplemental disclosure of cash flow information
 Cash paid for interest                                         $         --          $  1,110,000
                                                                ===================================

Supplemental schedule of non-cash investing activities
 Liabilities incurred to acquire fixed assets                   $         --          $  3,703,000
                                                                ===================================

See accompanying notes.

                                                  5

                        CoreComm Limited and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

Effective with the completion of the first phase of the Holdco recapitalization on December 28, 2001, the Company began accounting for its ownership of approximately 13% of the outstanding shares of CoreComm Holdco using the equity method. The Company consolidated CoreComm Holdco prior to that date. This transition from consolidation to equity method accounting is referred to as the deconsolidation in the consolidated financial statements. As a result of the deconsolidation, the assets and liabilities of CoreComm Holdco are not included in the Company's consolidated balance sheet at December 31, 2001. In addition, the results of operations and cash flows of CoreComm Holdco, which represented substantially all of the Company's operations and cash flows, are not included in the Company's consolidated statement of operations and statement of cash flows beginning January 1, 2002.

The Company has a liquidity problem that raises substantial doubt about its ability to continue as a going concern. The Company intends to resolve its liquidity problem through the completion of the Holdco recapitalization exchange offers, although the exchange offers may not be completed.

Note 2.  Holdco Recapitalization

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

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 2.   Holdco Recapitalization (continued)

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

The following summarizes the indebtedness and preferred stock that was exchanged for shares of CoreComm Holdco's common stock in December 2001:


--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Principal Amount or
                 Description                    Date Issued               Issuer              Stated Value when Issued
--------------------------------------------------------------------------------------------------------------------------------
10.75% Unsecured Convertible PIK Notes                                 CoreComm Holdco and
   due 2011                                    April 2001              the Company              $10.0 million
--------------------------------------------------------------------------------------------------------------------------------
10.75% Senior Unsecured Convertible PIK                                CoreComm Holdco and
   Notes Due 2010                              December 2000           the Company              $16.1 million
--------------------------------------------------------------------------------------------------------------------------------
Senior Unsecured Notes Due
   September 29, 2003                          September 2000          The Company              $108.7 million
--------------------------------------------------------------------------------------------------------------------------------
6% Convertible Subordinated Notes
   Due 2006                                    October 1999            The Company              $175.0 million (1)
--------------------------------------------------------------------------------------------------------------------------------
Series A and Series A-1 Preferred Stock        September 2000          The Company              $51.1 million
--------------------------------------------------------------------------------------------------------------------------------
Series B Preferred Stock                       September 2000          The Company              $250.0 million
--------------------------------------------------------------------------------------------------------------------------------

(1)      $164.75 million was outstanding as of December 2001, of which $160 million was exchanged.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 2.   Holdco Recapitalization (continued)

As a result of the completed exchanges in December 2001, approximately 87% of CoreComm Holdco's outstanding shares, or 26,056,806 shares, are owned by the former holders of indebtedness of the Company and CoreComm Holdco and the former holders of preferred stock of the Company, and approximately 13% of CoreComm Holdco's outstanding shares, or 3,943,248 shares, continue to be held by the Company.

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

The Company may lack the resources to meet the obligations of the remaining $4.75 million principal amount of 6% Convertible Subordinated Notes that are not held by CoreComm Holdco. The Company also remains a party liable under the $156.1 million senior secured credit facility, has no right to withdraw any additional money under that facility, and does not expect to be able to raise additional financing in the foreseeable future.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 2.   Holdco Recapitalization (continued)

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

On February 14, 2002, the Company received written notification from Nasdaq indicating that it failed to comply with the minimum market value of publicly held shares and minimum bid price requirements for continued listing on the Nasdaq National Market. The Company has until May 15, 2002 to regain compliance. If the Holdco recapitalization is not successfully completed and the Company does not regain compliance by this date, Nasdaq stated that it will then provide the Company with written notification that its common stock will be delisted from the Nasdaq National Market. The Company has not yet determined what actions will be taken if it receives this written notification. If the Company's common stock is delisted from the Nasdaq National Market, shares may trade in the over-the-counter market and price quotations may be reported by other sources. The extent of the public market and the availability of quotations for shares of the Company's common stock would, however, depend upon the number of holders of shares remaining at that time, the interest in maintaining a market in shares of the common stock on the part of securities firms, the possible termination of registration of the shares under the Securities Exchange Act of 1934, and other factors.

Note 3.   Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board, referred to as FASB, issued Statement of Financial Accounting Standards, referred to as SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

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

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 3.   Recent Accounting Pronouncements (continued)

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

Note 4.   Asset Impairments

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

Note 5.   Investment in CoreComm Holdco

Effective with the completion of the first phase of the Holdco recapitalization on December 28, 2001, the Company began accounting for its ownership of approximately 13% of the outstanding shares of CoreComm Holdco using the equity method. The Company consolidated CoreComm Holdco prior to that date.

Following is the Company's investment in CoreComm Holdco:

Balance at December 31, 2001                               $3,863,000
Equity in net loss of CoreComm Holdco (unaudited)          (1,627,000)
                                                           -----------
Balance at March 31, 2002 (unaudited)                      $2,236,000
                                                           ===========

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 5.   Investment in CoreComm Holdco (continued)

Following is the condensed financial information of CoreComm Holdco and subsidiaries as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001:


                                  Condensed Consolidated Balance Sheets

                                                                      March 31,            December 31,
                                                                        2002                   2001
                                                                    (unaudited)
                                                                   --------------------------------------
          Assets
          Current assets                                           $  64,587,000           $  61,556,000
          Fixed assets, net                                           80,339,000              86,722,000
          Intangible assets, net                                     182,462,000             183,749,000
          Other assets, net                                           14,746,000              15,256,000
                                                                   --------------------------------------
                                                                   $ 342,134,000           $ 347,283,000
                                                                   ======================================
          Liabilities and shareholders' equity
          Current liabilities                                      $ 152,312,000           $ 145,350,000
          Long-term debt and capital lease obligations               172,943,000             172,541,000
          Shareholders' equity                                        16,879,000              29,392,000
                                                                   --------------------------------------
                                                                   $ 342,134,000           $ 347,283,000
                                                                   ======================================

                             Condensed Consolidated Statements of Operations
                                               (unaudited)

                                                                        Three Months Ended March 31,
                                                                         2002                    2001
                                                                   --------------------------------------

          Revenues                                                 $  74,311,000           $  72,811,000

          Costs and expenses
          Operating                                                   48,038,000              63,520,000
          Selling, general and administrative                         22,313,000              30,795,000
          Corporate                                                    1,698,000               2,098,000
          Non-cash compensation                                               --               3,234,000
          Recapitalization costs                                       1,182,000                      --
          Other charges                                                       --                 119,000
          Asset impairments                                                   --             167,599,000
          Depreciation                                                 8,881,000              12,012,000
          Amortization                                                 1,287,000              31,509,000
                                                                   --------------------------------------
                                                                      83,399,000             310,886,000
                                                                   --------------------------------------
          Operating loss                                              (9,088,000)           (238,075,000)

          Other income (expense)
          Interest income and other, net                                 134,000                 664,000
          Interest expense                                            (3,559,000)             (4,141,000)
                                                                   --------------------------------------
          Net loss                                                 $ (12,513,000)          $(241,552,000)
                                                                   ======================================



                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 6.   Fixed Assets

Fixed assets consist of:
                                             March 31,      December 31,
                                               2002            2001
                                            --------------------------
                                            (Unaudited)

        Computer hardware and software      $ 386,000       $ 386,000
        Other equipment                        10,000          10,000
                                            --------------------------
                                              396,000         396,000
        Accumulated depreciation             (283,000)       (250,000)
                                            --------------------------
                                            $ 113,000       $ 146,000
                                            ==========================

Note 7.   Accrued Expenses

Accrued expenses consist of:
                                             March 31,      December 31,
                                               2002            2001
                                            --------------------------
                                            (Unaudited)

        Taxes, including income taxes       $ 205,000       $ 205,000
        Interest                              143,000         214,000
                                            --------------------------
                                            $ 348,000       $ 419,000
                                            ==========================


Note 8.   Long-Term Debt

Long-term debt consists of:
                                                                  March 31,        December 31,
                                                                    2002               2001
                                                                 -------------------------------
                                                                 (Unaudited)

      6% Convertible Subordinated Notes                          $164,750,000      $164,750,000
      Senior Unsecured Notes Due 2003, less unamortized
        discount of $7,592,000 (2002) and $8,805,000 (2001)        98,087,000        96,874,000
                                                                 -------------------------------
                                                                  262,837,000       261,624,000
      Less current portion                                          4,750,000                --
                                                                 -------------------------------
                                                                 $258,087,000      $261,624,000
                                                                 ===============================

At March 31, 2002, all of the Senior Unsecured Notes Due 2003 and $160,000,000 aggregate principal amount of the 6% Convertible Subordinated Notes were held by CoreComm Holdco.

The interest payment that was due under the outstanding 6% Convertible Subordinated Notes on April 1, 2002 has not been made and the Company is in default under these notes. The consideration we are offering in our exchange offer for the 6% Convertible Subordinated Notes includes $30.00 in cash, which represents the April 1, 2002 interest payment, for each $1,000 in principal amount outstanding.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 9.   Related Party Transactions

The balance due to CoreComm Holdco at March 31, 2002 includes 6% Convertible Subordinated Notes and Senior Unsecured Notes Due 2003 interest payable of $8,238,000 and preferred stock dividends payable of $23,850,000, net of other amounts due from CoreComm Holdco of $254,000.

Some of the officers and directors of the Company are also officers or directors of NTL Incorporated, referred to as NTL. NTL provided CoreComm Holdco with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to CoreComm Holdco by NTL consisted of salaries and direct costs allocated to CoreComm Holdco where identifiable, and a percentage of the portion of NTL's corporate overhead, which cannot be specifically allocated to NTL. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the three months ended March 31, 2001, NTL charged CoreComm Holdco $104,000, which is included in corporate expenses. NTL did not provide any services to the Company during the three months ended March 31, 2002.

Until August, 2001, CoreComm Holdco provided NTL with access to office space and equipment and the use of supplies. It is not practicable to determine the amounts of these expenses that would have been incurred had CoreComm Holdco operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the three months ended March 31, 2001, CoreComm Holdco charged NTL $67,000, which reduced corporate expenses.

CoreComm Holdco provides billing and software development services to subsidiaries of NTL. General and administrative expenses were reduced by $467,000 for the three months ended March 31, 2001, as a result of these charges.

Note 10.  Other Charges

Other charges of $119,000 for the three months ended March 31, 2001 are for adjustments relating to the Company's announcement in December 2000 of a reorganization of certain of its operations. These charges include additional employee severance and related costs of $351,000, offset by a reversal of the lease exit provision of $232,000.

Note 11.  Non-Cash Compensation

In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2,747,000 shares of the Company's common stock to various employees at an exercise price of $14.55, which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From January 1, 2001 to March 31, 2001, $3.2 million of the deferred non-cash compensation was charged to expense.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 12.  Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

                                                                      Three Months Ended March 31,
                                                                  ----------------------------------
                                                                        2002               2001
                                                                  ----------------------------------
      Numerator:
      Net loss                                                    $  (7,264,000)      $(249,661,000)
      Preferred stock dividend                                       (4,512,000)         (4,417,000)
      Preferred stock accretion to
         Redemption value                                            (1,192,000)         (1,117,000)
                                                                  ----------------------------------
      Loss available to common
         Shareholders                                               (12,968,000)       (255,195,000)
                                                                  ----------------------------------

      Denominator  for basic and diluted net loss per common
         share                                                      140,327,000          71,232,000
                                                                  ----------------------------------

      Basic and diluted net loss per common share                 $       (0.09)      $       (3.58)
                                                                  ==================================

The shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive. At March 31, 2002, the Company had 93.4 million shares issuable upon the exercise of stock options and warrants and the conversion of convertible securities.

Note 13. Commitments and Contingent Liabilities

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

Legal Proceedings

The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, certain of these matters, if resolved unfavorably to us, could have a material adverse effect on the Company's business, financial condition and/or results of operations.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 13. Commitments and Contingent Liabilities (continued)


o CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of CoreComm Holdco, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following the Company's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, the Company sought and received an order from an official of the Public Utilities Commission of Ohio barring Ameritech from refusing to process new CoreComm orders. Ameritech has appealed that order to the PUCO and the appeal is still pending.

      On July 5, 2001, Ameritech filed a claim with the PUCO seeking payment from the Company of approximately $8,600,000 allegedly owed under the contract. On August 8, 2001, Ameritech filed a second claim against CoreComm Limited in Ohio state court, seeking an additional approximately $4,300,000 in allegedly improperly withheld amounts. On August 28, 2001, the Company exercised its right to remove the state court claim to the United States District Court for the Northern District of Ohio, and the parties then stipulated to a consolidation of both of Ameritech's claims in the United States District Court. To consolidate the two claims, on October 9, 2001, Ameritech filed an amended complaint in the United States District Court, seeking a total of approximately $14,400,000.

      On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss several of CoreComm Newco's counterclaims. On April 17, 2002, CoreComm Newco filed its opposition to Ameritech's requests for dismissal and these items are now pending before the court for disposition.

      The Company believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14,400,000 claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $5.2 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, the Company cannot be certain how or when the matter will be resolved. The Company also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. However, it is impossible at this time to predict the outcome of the litigation.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 13. Commitments and Contingent Liabilities (continued)


o On March 7, 2002, CoreComm Massachusetts, Inc. (an operating subsidiary of CoreComm Holdco) filed a complaint and request for temporary restraining order against Verizon New England d/b/a Verizon Massachusetts seeking to prevent Verizon from proceeding with its threat to implement an embargo on the ability of CoreComm Massachusetts to place orders for new services pending the resolution of a dispute between the parties over the legitimacy of various charges billed by Verizon in that state. On March 13, 2002, the court denied CoreComm's request for a TRO and Verizon proceeded to implement the threatened service embargo. On April 1, 2002 Verizon filed an answer to CoreComm's complaint along with counterclaims seeking approximately $1.4 million in payment for allegedly past due charges. On April 10, 2002, CoreComm Massachusetts filed an answer to these counterclaims denying the accuracy of Verizon's contentions. The Company does not believe that the embargo will have a material adverse affect on its business, financial condition and/or operating results, and CoreComm Massachusetts intends to defend itself vigorously and pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of this litigation.

o On December 3, 2001, General Electric Capital Corp. filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company and MegsINet, Inc., an indirect subsidiary of CoreComm Holdco, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint naming CoreComm Holdco as an additional defendant. Defendants' response to dismiss the amended complaint is presently due on June 5, 2002. Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, the Company and CoreComm Holdco seeking a court order allowing it to take repossession of its alleged equipment. After a hearing on the matter following defendants' opposition, GECC withdrew its complaint and filed a new action on May 3, 2002, in an effort to supply the court with additional information regarding its alleged rights to the equipment. Defendant's response to dismiss the May 3 complaint is currently due on or before May 23, 2002. Defendants intend to defend themselves vigorously against both complaints and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 13. Commitments and Contingent Liabilities (continued)


o On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against the Company, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet, Inc. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims.

o On March 1, 2002, Easton Telecom Services, LLC., referred to as Easton LLC, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. asserting that Easton LLC is the assignee of several rights of Easton Telecom Services, Inc., referred to as Easton, Inc., under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million, primarily in respect of alleged early termination penalities, for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet, Inc. Subsequently, on April 18, 2002, Easton filed an amended complaint in the above-referenced matter naming Voyager Information Networks, Inc. as an additional defendant and increasing the amount in dispute to approximately $5.1 million. On May 7, 2002, defendants' filed their answer denying Easton LLC's allegations and asserting multiple defenses, including defenses challenging the validity of the alleged contracts and plaintiff's claims as to alleged damages. Defendants intend to defend themselves vigorously and pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of this litigation.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 13. Commitments and Contingent Liabilities (continued)


o Fiberstream, Inc., a direct subsidiary of the Company, has been in communications with Metromedia Fiber Networks, Inc., referred to as MFN, regarding a dispute between the parties under a General Agreement dated September 29, 2000 and a related Product Order of the same date. The dispute centers around the accuracy of certain statements that were made by MFN concerning the nature of its network at the time of contracting, the timeliness of the installation of the circuits by MFN under the agreement, and Fiberstream's obligation, if any, to make payments in respect of those circuits. MFN has indicated that unless payment is made for the circuits, it may initiate arbitration under the agreement and seek early termination penalties in excess of approximately $1.1 million. Fiberstream has rejected MFN's demands and has advised that it will defend itself vigorously and pursue all available counterclaims, including claims for fraudulent inducement relating to the execution of the contract and damages arising from MFN's alleged failure to perform under the contract. The parties have discussed the prospect of settling their respective claims without resort to litigation and those discussions are presently ongoing.

o On October 9, 2001, Enavis Networks, Inc. filed an action in the Circuit Court of Pinellas County, Florida against the Company asserting that Enavis is owed approximately $420,000 relating to the alleged sale and installation of telecommunications equipment by Enavis. The Company filed a motion to dismiss this action for lack of personal jurisdiction over the Company in Florida and this motion is still pending. Upon resolution of the motion to dismiss in Florida and assuming that the matter proceeds in litigation, the Company intends to defend this action vigorously and assert counterclaims against Enavis arising from Enavis' failure to provide equipment complying with CoreComm's specifications.

o On or about September 14, 2001, a lawsuit was filed by WXIII/Far Yale Gen-Par, LLC, as General Partner of WXIII/Far Yale Real Estate Limited Partnership, referred to as Yale, against CoreComm Communications, Inc., a direct, wholly-owned subsidiary of CoreComm Holdco, and the Company seeking approximately $172,500 in unpaid rent, interest and other charges allegedly owed under a commercial real estate lease between Yale and CoreComm Communications as to which the Company is the guarantor. On or about February 5, 2002, Yale filed a motion with the court requesting permission to amend the complaint to specify a revised figure of $404,290.87 as the amount allegedly due under the lease and to add an additional count asking the court to issue a preliminary injunction preventing the defendants from transferring, selling, assigning, encumbering or otherwise hypothecating any of their assets, including any debt or equity interests in their subsidiaries, except for usual and ordinary expenses paid in the usual and ordinary course of business. On February 27, 2002, Yale's motion for a preliminary injunction was denied subject to the substitution of CoreComm Holdco for the Company as guarantor on the lease and Yale's motion to specify the revised figure of $404,290.87 was granted. The defendants are currently proceeding to make the substitution relating to the guarantee and are litigating the matter vigorously.

                        CoreComm Limited and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Liquidity and Capital Resources

As a result of the first phase of the Holdco recapitalization, we, who formerly owned 100% of CoreComm Holdco's outstanding capital stock, now own only approximately 13% of CoreComm Holdco's outstanding capital stock. CoreComm Holdco owns substantially all of the business operations, which we formerly owned indirectly through CoreComm Holdco. However, we remain a party liable under the $156.1 million senior secured credit facility and have no right to withdraw any additional money under that facility. Additionally, we are co-obligors with CoreComm Holdco for its 10.75% Unsecured Convertible PIK Notes due April 2011 of $16,599,000, including accrued PIK interest. In addition, as of March 31, 2002, we had obligations of approximately $591 million of debt and preferred securities now held by CoreComm Holdco, the $4.75 million principal amount of public notes that are not held by CoreComm Holdco, and other liabilities. In addition, the senior secured credit facility does not allow CoreComm Holdco to pay any dividends or distribute assets to us. As a result of these financial conditions, we currently lack the resources to meet our obligations as they become due.

Our auditors included a going concern explanatory paragraph in their audit report for the year ended December 31, 2001, which states that our liquidity conditions raise substantial doubt about our ability to continue as a going concern.

We do not contemplate raising any additional financing in the foreseeable future.

As a result of the first phase of the Holdco recapitalization, CoreComm Holdco holds $160 million principal amount of our public notes, approximately $105.7 million principal amount of our Senior Unsecured Notes and all of our outstanding preferred stock. We do not have the financial resources to meet the obligations under these notes and preferred stock if CoreComm Holdco requires us to do so. We have agreed that we will surrender to Holdco the number of shares of Holdco common stock that Holdco issues in the exchange offers and the merger. Therefore, if the merger is completed, we will own no common stock of Holdco, and thus will own no material assets, since Holdco common stock is our only material asset. In exchange for surrendering such shares of Holdco common stock, both CoreComm Holdco and us have agreed to waivers and amendments to delay our having to make any payments with respect to these securities.

Under the exchange offers, those stockholders and noteholders who exchange their shares and notes, respectively, will receive shares of CoreComm Holdco, and would no longer hold our securities.

We may lack the resources to meet the obligations of the remaining $4.75 million in principal amount of public notes that are not held by CoreComm Holdco. We did not pay any interest that was due on the public notes on October 1, 2001 until December 2001 at which time we paid such interest to the parties that entered into public note agreements in connection with the first phase of the Holdco recapitalization. On March 28, 2002, the October 1, 2001 interest payment, together with interest accrued thereon, was paid on the $4.75 million in principal amount of public notes that did not receive the October 1, 2001 interest payment in December 2001. The April 1, 2002 interest payment on the public notes has not yet been paid and we are in default under those notes. The consideration we are offering in our exchange offer for the 6% Convertible Subordinated Notes includes $30.00 in cash, which represents the April 1, 2002 interest payment, for each $1,000 in principal amount outstanding.

                        CoreComm Limited and Subsidiaries

On February 14, 2002, we received written notification from Nasdaq indicating that we failed to comply with the minimum market value of publicly held shares and minimum bid price requirements for continued listing on the Nasdaq National Market and that we would have until May 15, 2002 to regain compliance. If the Holdco recapitalization is not successfully completed and we do not regain compliance by this date, Nasdaq stated that it will then provide us with written notification that our common stock will be delisted from the Nasdaq National Market. We have not yet determined what actions will be taken if we receive this written notification. If our common stock is delisted from the Nasdaq National Market, shares may trade in the over-the-counter market and price quotations may be reported by other sources. The extent of the public market and the availability of quotations for shares of our common stock would, however, depend upon the number of holders of shares remaining at that time, the interest in maintaining a market in shares of our common stock on the part of securities firms, the possible termination of registration of the shares under the Securities Exchange Act of 1934, and other factors.

On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. Our contractual obligations and commercial commitments are summarized below.

The following table includes aggregate information about our contractual obligations as of March 31, 2002 and the periods in which payments are due:

                                                                   Payments Due by Period
Contractual                                            Less than 1             1-3               4-5           After 5
Obligations                            Total               Year               Years             Years           Years
----------------------------------------------------------------------------------------------------------------------
                                                     (in thousands)
Long-Term Debt (1)                 $270,429               $ 4,750           $105,679         $160,000          $   -

Capital Lease
   Obligations                       none                     -                   -                -               -

Operating Leases                     none                     -                   -                -               -

Unconditional
   Purchase                          none                     -                   -                -               -
Obligations

Other Long-Term
   Obligations                       none                     -                   -                -               -

                                   -----------------------------------------------------------------------------------
Total Contractual
   Cash Obligations                 $270,429              $ 4,750           $105,679          $160,000          $   -
                                   ===================================================================================

                        CoreComm Limited and Subsidiaries

The following table includes aggregate information about our commercial commitments as of March 31, 2002. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the condensed consolidated balance sheet.

                                                                             Amount of Commitment
                                                                            Expiration Per Period

    Other Commercial       Total Amounts           Less than 1            1 - 3               4 - 5              Over 5
       Commitments           Committed                 year               years               years              years
---------------------------------------------------------------------------------------------------------------------------
                                                  (in thousands)
Guarantees (2)               $172,699                 $  -               $15,600             $81,900            $75,199
Lines of Credit                  None                    -                    -                   -                  -

Standby Letters of
Credit                           None                    -                    -                   -                  -


Standby   Repurchase
Obligations                      None                    -                    -                   -                  -

Other Commercial
Commitments (3)                  None                    -                    -                   -                  -
                           ------------------------------------------------------------------------------------------------
Total Commercial
Commitments                   $172,699                $  -               $15,600              $81,900            $75,199
                           ================================================================================================

(1) Long-term debt includes $164,750,000 principal amount of 6% Convertible Subordinated Notes and $105,679,000 principal amount of Senior Unsecured Notes due 2003, before unamortized discount of $7,592,000.
(2) Guarantees include CoreComm Holdco's senior secured credit facility of $156,100,000, which is unconditionally guaranteed by us and CoreComm Holdco, and CoreComm Holdco's 10.75% Unsecured Convertible PIK Notes due April 2011 of $16,599,000 including accrued PIK interest for which CoreComm Holdco and us are co-obligors.
(3)  Fiberstream, Inc.'s obligations to the City of New York have been excluded.

                        CoreComm Limited and Subsidiaries


Results of Operations

The first phase of the Holdco recapitalization was completed on December 28, 2001. As a result of the completion of the first phase of the Holdco recapitalization, our only material asset is its ownership of approximately 13% of the outstanding capital stock of CoreComm Holdco. Our operating results for the three months ended March 31, 2001 include the operations of CoreComm Holdco. For the three months ended March 31, 2002, we accounted for all of CoreComm Holdco's operations using the equity method. We do not have any significant operations of our own.

The following table includes the condensed consolidated statement of operations for the three months ended March 31, 2001 for CoreComm Holdco and Subsidiaries, CoreComm Limited with the operations of CoreComm Holdco deconsolidated and CoreComm Limited and Subsidiaries as reported in our quarterly financial statements.

                                                                 CoreComm Limited
                                              CoreComm Holdco    without Corecomm       CoreComm Limited
                                             and Subsidiaries         Holdco            and Subsidiaries
                                             -------------------------------------------------------------

      Revenues                                   $   72,811,000      $    126,000      $      72,937,000

      Costs and expenses
      Operating                                      63,520,000                -              63,520,000
      Selling, general and administrative            30,795,000           804,000             31,599,000
      Corporate                                       2,098,000         1,796,000              3,894,000
      Non-cash compensation                           3,234,000                -               3,234,000
      Other charges                                     119,000                -                 119,000
      Asset impairments                             167,599,000                -             167,599,000
      Depreciation                                   12,012,000            33,000             12,045,000
      Amortization                                   31,509,000             2,000             31,511,000
                                             -------------------------------------------------------------
                                                    310,886,000         2,635,000            313,521,000
                                             -------------------------------------------------------------
      Operating (loss)                             (238,075,000)       (2,509,000)          (240,584,000)

      Other income (expense)
      Interest income and other, net                    664,000           112,000                776,000
      Interest expense                               (4,141,000)       (5,697,000)            (9,838,000)
                                             -------------------------------------------------------------
      Loss before income tax provision             (241,552,000)       (8,094,000)          (249,646,000)
      Income tax (provision)                                -             (15,000)               (15,000)
                                             -------------------------------------------------------------
      Net (loss)                                  $(241,552,000)      $(8,109,000)         $(249,661,000)
                                             =============================================================

As the table above indicates, the changes between our results for the three months ended March 31, 2002 and 2001 primarily relate to the deconsolidation of CoreComm Holdco's operations on December 28, 2001. All other significant changes between our operating results for the three months ended March 31, 2002 and our operating results (excluding CoreComm Holdco's operations) for the three months ended March 31, 2001 are discussed herein.

Three Months Ended March 31, 2002 and 2001

One of our subsidiaries provides information technology consulting and billing services to an unaffiliated wireless company. Revenues decreased to $108,000 from $126,000 as a result of a reduction in these services during the three months ended March 31, 2002.

                        CoreComm Limited and Subsidiaries

Selling, general and administrative expenses decreased to $68,000 from $804,000 primarily due to the following: In the three months ended March 31, 2001, we incurred legal and other professional fees of approximately $363,000 due to our financing related activities that culminated in additional financing in April 2001. Also in the three months ended March 31, 2001, our wholly owned subsidiary Fiberstream, Inc. incurred costs of $367,000. We substantially reduced Fiberstream's operations as a result of the modifications to our business plan in April 2001. Finally, in the three months ended March 31, 2001, our billing services subsidiary incurred costs of $74,000. In the three months ended March 31, 2002, selling, general and administrative expenses include $60,000 from our billing services subsidiary and $8,000 from Fiberstream.

Corporate expenses included the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. In 2002, CoreComm Holdco incurs all corporate expenses other than those directly related to us. We did not incur any corporate expenses in the three months ended March 31, 2002. In the three months ended March 31, 2001, a significant portion of our corporate expenses was due to our financing related activities.

Interest income and other, net, decreased to $7,000 from $112,000 primarily as a result of declining cash balances.

Interest expense of $5,651,000 and $5,697,000 for the three months ended March 31, 2002 and 2001, respectively, was related to interest accrued on our 6% Convertible Subordinated Notes and our Senior Unsecured Notes Due 2003.

The income tax provision of $15,000 in 2001 was for state and local income tax.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2002, cash provided by operating activities was $363,000, which consisted primarily of proceeds received from a note receivable on behalf of CoreComm Holdco. We have limited operations and do not expect to generate any significant cash from operations in the future.

For the three months ended March 31, 2002, we did not have any cash flow from investing activities. Our operations did not require any capital expenditures during the three months ended March 31, 2002. No significant capital expenditures are anticipated in the future.

For the three months ended March 31, 2002, we did not have any cash flow from financing activities. We do not contemplate raising any additional financing in the foreseeable future.

For the three months ended March 31, 2001 we had cash flow deficit of $1,351,000 (excluding CoreComm Holdco's cash flow deficit).

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for us on January 1, 2002. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The adoption of this new standard had no significant effect on our results of operations, financial condition or cash flows.

                        CoreComm Limited and Subsidiaries

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for us on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We adopted SFAS No. 142 on January 1, 2002. The adoption of this new standard had no significant effect on our results of operations, financial condition or cash flows.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein, specifically excluding references to the exchange offers, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. All references in this Safe Harbor legend to the Company shall be deemed to include CoreComm Limited and its subsidiaries and affiliates. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: The Company's ability to continue as a going concern; the Company's continued viability if the Holdco recapitalization is not consummated on a timely basis; the Company's ability to obtain trade credit shipments and terms with vendors and service providers for current orders; the Company's ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company's liquidity or results of operations; the Company's ability to fund and execute its business plan; the Company's ability to attract, retain and compensate key executives and employees; the Company's ability to attract and retain customers; the potential delisting of the Company's common stock from the Nasdaq National Market; general economic and business conditions; industry trends; technological developments; the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of restructuring and integration actions; the impact of new business opportunities requiring significant up-front investment; interest rate fluctuations; and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

                        CoreComm Limited and Subsidiaries

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments, such as investments and debt, that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

                                             Interest Rate Sensitivity
                                               As of March 31, 2002
                                       Principal Amount by Expected Maturity
                                               Average Interest Rate


                          For the
                            Nine
                           Months
                           Ending                  For the Years Ending December 31,                                Fair Value
                         December 31, --------------------------------------------------------------              -------------
                             2002         2003         2004         2005         2006     Thereafter     Total       3/31/02
                        -------------------------------------------------------------------------------------------------------
Long-term debt,
  including current
  Portion

Fixed rate                $ 4,750       $105,679    $      -     $     -      $ 160,000    $      -      $270,429   $    -(a)
Average interest rate        6.00%          6.47%                                  6.00%

(a) Amount not determinable because of financial difficulty of CoreComm Limited.

                        CoreComm Limited and Subsidiaries

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, certain of these matters, if resolved unfavorably to us, could have a material adverse effect on the Company's business, financial condition and/or results of operations.

o CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of CoreComm Holdco, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Limited's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm Limited sought and received an order from an official of the Public Utilities Commission of Ohio barring Ameritech from refusing to process new CoreComm orders. Ameritech has appealed that order to the PUCO and the appeal is still pending.

      On July 5, 2001, Ameritech filed a claim with the PUCO seeking payment from CoreComm Limited of approximately $8,600,000 allegedly owed under the contract. On August 8, 2001, Ameritech filed a second claim against CoreComm Limited in Ohio state court, seeking an additional approximately $4,300,000 in allegedly improperly withheld amounts. On August 28, 2001, CoreComm Limited exercised its right to remove the state court claim to the United States District Court for the Northern District of Ohio, and the parties then stipulated to a consolidation of both of Ameritech's claims in the United States District Court. To consolidate the two claims, on October 9, 2001, Ameritech filed an amended complaint in the United States District Court, seeking a total of approximately $14,400,000.

      On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss several of CoreComm Newco's counterclaims. On April 17, 2002, CoreComm Newco filed its opposition to Ameritech's requests for dismissal and these items are now pending before the court for disposition.

                        CoreComm Limited and Subsidiaries

      We believe that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14,400,000 claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $5.2 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, we cannot be certain how or when the matter will be resolved. We also believe that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. However, it is impossible at this time to predict the outcome of the litigation.

o On March 7, 2002, CoreComm Massachusetts, Inc. (an operating subsidiary of CoreComm Holdco) filed a complaint and request for temporary restraining order against Verizon New England d/b/a Verizon Massachusetts seeking to prevent Verizon from proceeding with its threat to implement an embargo on the ability of CoreComm Massachusetts to place orders for new services pending the resolution of a dispute between the parties over the legitimacy of various charges billed by Verizon in that state. On March 13, 2002, the court denied CoreComm's request for a TRO and Verizon proceeded to implement the threatened service embargo. On April 1, 2002 Verizon filed an answer to CoreComm's complaint along with counterclaims seeking approximately $1.4 million in payment for allegedly past due charges. On April 10, 2002, CoreComm Massachusetts filed an answer to these counterclaims denying the accuracy of Verizon's contentions. We do not believe that the embargo will have a material adverse affect on our business, financial condition and/or operating results, and CoreComm Massachusetts intends to defend itself vigorously and pursue all available claims and defenses. However it is impossible at this time to predict the outcome of this litigation.

o On December 3, 2001, General Electric Capital Corp. filed a lawsuit in the Circuit Court of Cook County, Illinois against CoreComm Limited and MegsINet, Inc., an indirect subsidiary of CoreComm Holdco, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint naming CoreComm Holdco as an additional defendant. response Defendants' to dismiss the amended complaint is presently due on June 5, 2002. Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CoreComm Limited and CoreComm Holdco seeking a court order allowing it to take repossession of its alleged equipment. After a hearing on the matter following defendants' opposition, GECC withdrew its complaint and filed a new action on May 3, 2002, in an effort to supply the court with additional information regarding its alleged rights to the equipment. Defendant's response to dismiss the May 3 complaint is currently due on or before May 23, 2002. Defendants intend to defend themselves vigorously against both complaints and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation.

                        CoreComm Limited and Subsidiaries


o On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CoreComm Limited, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet, Inc. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims.

o On March 1, 2002, Easton Telecom Services, LLC., referred to as Easton LLC, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. asserting that Easton LLC is the assignee of several rights of Easton Telecom Services, Inc., referred to as Easton Inc., under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million, primarily in respect of alleged early termination penalities, for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet, Inc. Subsequently, on April 18, 2002, Easton filed an amended complaint in the above-referenced matter naming Voyager Information Networks, Inc. as an additional defendant and increasing the amount in dispute to approximately $5.1 million. On May 7, 2002, defendants' filed their answer denying Easton LLC's allegations and asserting multiple defenses, including defenses challenging the validity of the alleged contracts and plaintiff's claims as to alleged damages. Defendants intend to defend themselves vigorously and pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of this litigation.

o On or about September 14, 2001, a lawsuit was filed by WXIII/Far Yale Gen-Par, LLC, as General Partner of WXIII/Far Yale Real Estate Limited Partnership, referred to as Yale, against CoreComm Communications, Inc., a direct, wholly-owned subsidiary of CoreComm Holdco, and the Company seeking approximately $172,500 in unpaid rent, interest and other charges allegedly owed under a commercial real estate lease between Yale and CoreComm Communications as to which the Company is the guarantor. On or about February 5, 2002, Yale filed a motion with the court requesting permission to amend the complaint to specify a revised figure of $404,290.87 as the amount allegedly due under the lease and to add an additional count asking the court to issue a preliminary injunction preventing the defendants from transferring, selling, assigning, encumbering or otherwise hypothecating any of their assets, including any debt or equity interests in their subsidiaries, except for usual and ordinary expenses paid in the usual and ordinary course of business. On February 27, 2002, Yale's motion for a preliminary injunction was denied subject to the substitution of CoreComm Holdco for the Company as guarantor on the lease and Yale's motion to specify the revised figure of $404,290.87 was granted. The defendants are currently proceeding to make the substitution relating to the guarantee and are litigating the matter vigorously.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Since March 31, 2001, the Company has failed to declare dividends on any series of preferred stock. Thus, no quarterly dividends have been paid on the 8.5% Senior Convertible Preferred Stock, Series A (the "Series A Preferred"), or the Company's Series B Senior Convertible Exchangeable Preferred Stock (the "Series B Preferred") since December 31, 2000. The total arrearage on the unpaid dividends on the Series A Preferred is equal to $5.7 million which would have been payable either in the form of additional shares of preferred or common stock, at the Company's option; the total arrearage on the unpaid dividends on the Series B Preferred is equal to $18.2 million, which would have been payable either in the form of common stock or cash, at the Company's option. The unpaid dividends on each class of preferred stock continue to accrue until paid. These securities are currently held by CoreComm Holdco.

                        CoreComm Limited and Subsidiaries

ITEM 5.   OTHER INFORMATION

(a) On February 14, 2002, the Company received written notification from Nasdaq indicating that it failed to comply with the minimum market value of publicly held shares and minimum bid price requirements for continued listing on the Nasdaq National Market and that it would have until May 15, 2002 to regain compliance. If the Holdco recapitalization is not successfully completed and the Company does not regain compliance by this date, Nasdaq stated that it will then provide the Company with written notification that its common stock will be delisted from the Nasdaq National Market. The Company has not yet determined what action it will take if it receives this written notification. If the Company's common stock is delisted from the Nasdaq National Market, shares may trade in the over-the-counter market and price quotations may be reported by other sources. The extent of the public market and the availability of quotations for shares of the Company's common stock would, however, depend upon the number of holders of shares remaining at that time, the interest in maintaining a market in shares of the Company's common stock on the part of securities firms, the possible termination of registration of the shares under the Securities Exchange Act of 1934, and other factors.

(b) The CoreComm Holdco, Inc. and Subsidiaries Consolidated Financial Statements, Management's Discussion and Analysis of Results of Operations and Financial Condition and Quantitative and Qualitative Disclosures about Market Risk are included in Item 5 of Part II-see the Index on page S-1.

                        CoreComm Limited and Subsidiaries

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None

     (b)  Reports on Form 8-K.

          During the quarter ended March 31, 2002, the Company filed the following reports on Form 8-K:

          (i) Report dated January 8, 2002, reporting under Item 5, Other Events, that CoreComm issued a press release announcing closing of recapitalization transactions, which it had announced on December 18, 2001.
          (ii) Report dated January 18, 2002, reporting under Item 5, Other Events, that CoreComm issued a press release voicing its strong support for the FCC's action proposing a $6 million fine against SBC Communications for refusing to provide competitors with non-discriminatory access to SBC's shared transport network.
          (iii)Report dated February 8, 2002, reporting under Item 5, Other Events, that CoreComm issued a press release announcing that its formerly wholly-owned subsidiary CoreComm Holdco, Inc. had filed registration statements with the Securities and Exchange Commission, launched the previously announced registered public exchange offers and that the Companies had made changes in the management roles of certain of their senior executives.
          (iv) Report dated March 8, 2002, reporting under Item 5, Other Events, that CoreComm issued a press release with its formerly wholly-owned subsidiary CoreComm Holdco, Inc. announcing the extension of the expiration date of the registered public exchange offers by CoreComm Holdco until 5 PM., New York City time, on April 8, 2002.

No financial statements were filed with these reports.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CORECOMM LIMITED



Date:    May 15, 2002             By: /s/ Michael A. Peterson
                                 -------------------------
                                 Michael A. Peterson
                                 Executive Vice President,
                                 Chief Operating Officer and
                                 Chief Financial Officer



Date:    May 15, 2002             By: /s/ Gregg N. Gorelick
                                 --------------------------
                                 Gregg N. Gorelick
                                 Senior Vice President-Controller and Treasurer (Principal Accounting Officer)

                     CoreComm Holdco, Inc. and Subsidiaries

                         INDEX TO FINANCIAL INFORMATION

The following financial information of CoreComm Holdco, Inc. and Subsidiaries is included in Item 5 of Part II:

Index to Financial Information of CoreComm Holdco, Inc. and Subsidiaries.....S-1
Condensed Consolidated Balance Sheets - March 31, 2002 (Unaudited)
     and December 31, 2001 ..................................................S-2
Condensed Consolidated Statements of Operations -
     Three months ended March 31, 2002 and 2001 (Unaudited) .................S-3
Condensed Consolidated Statement of Shareholders' Equity -
     Three months ended March 31, 2002 (Unaudited) ..........................S-4
Condensed Consolidated Statements of Cash Flows -
     Three months ended March 31, 2002 and 2001 (Unaudited) .................S-5
Notes to Unaudited Condensed Consolidated Financial Statements ..............S-6

Management's Discussion and Analysis of Results of
     Operations and Financial Condition.....................................S-19

Quantitative and Qualitative Disclosures about Market Risk..................S-30

                                             CoreComm Holdco, Inc. and Subsidiaries

                                             Condensed Consolidated Balance Sheets
                                                                                               March 31,         December 31,
                                                                                                  2002               2001
                                                                                            ----------------------------------
                                                                                              (Unaudited)         (See Note)
Assets
Current assets:
   Cash and cash equivalents                                                                $  26,841,000       $  24,966,000
   Accounts receivable-trade, less allowance for doubtful accounts
     of $8,388,000 (2002) and $9,759,000 (2001)                                                34,365,000          32,261,000
   Due from CoreComm Limited                                                                           --             646,000
   Other                                                                                        3,381,000           3,683,000
                                                                                            ----------------------------------
Total current assets                                                                           64,587,000          61,556,000

Fixed assets, net                                                                              80,339,000          86,722,000
Investment in CoreComm Limited                                                                  3,863,000           3,863,000
Goodwill                                                                                      152,889,000         152,889,000
Intangible assets, net                                                                         29,573,000          30,860,000
Other, net of accumulated amortization of $203,000 (2002) and none (2001)                      10,883,000          11,393,000
                                                                                            ----------------------------------
                                                                                            $ 342,134,000       $ 347,283,000
                                                                                            ==================================
Liabilities and shareholders' equity Current liabilities:
  Accounts payable                                                                          $  45,893,000       $  37,348,000
  Accrued expenses                                                                             68,229,000          67,766,000
  Due to NTL Incorporated                                                                         315,000             917,000
  Due to CoreComm Limited                                                                         254,000                  --
  Current portion of long-term debt and capital lease obligations                               9,426,000           9,667,000
  Deferred revenue                                                                             28,195,000          29,652,000
                                                                                            ----------------------------------
Total current liabilities                                                                     152,312,000         145,350,000

Long-term debt                                                                                156,100,000         156,100,000
Notes payable to related parties                                                               16,599,000          16,174,000
Capital lease obligations                                                                         244,000             267,000

Commitments and contingent liabilities

Shareholders' equity:
  Series preferred stock - $.01 par value, authorized 10,000,000 shares:                               --                  --
     issued and outstanding none                                                                       --                  --
  Common stock - $.01 par value, authorized 250,000,000 shares; issued and outstanding
    30,000,000 shares                                                                             300,000             300,000
Additional paid-in capital                                                                     29,092,000          29,092,000
Deficit                                                                                       (12,513,000)                 --
                                                                                            ----------------------------------
                                                                                               16,879,000          29,392,000
                                                                                            ----------------------------------
                                                                                            $ 342,134,000       $ 347,283,000
                                                                                            ==================================

Note:  The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date.

See accompanying notes.



                       CoreComm Holdco, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Operations
                                     (Unaudited)



                                                     Three Months Ended March 31,
                                                      2002                 2001
                                                 ----------------------------------

Revenues                                         $  74,311,000       $  72,811,000

Costs and expenses
Operating                                           48,038,000          63,520,000
Selling, general and administrative                 22,313,000          30,795,000
Corporate                                            1,698,000           2,098,000
Non-cash compensation                                       --           3,234,000
Recapitalization costs                               1,182,000                  --
Other charges                                               --             119,000
Asset impairments                                           --         167,599,000
Depreciation                                         8,881,000          12,012,000
Amortization                                         1,287,000          31,509,000
                                                 ----------------------------------
                                                    83,399,000         310,886,000
                                                 ----------------------------------
Operating loss                                      (9,088,000)       (238,075,000)

Other income (expense)
Interest income and other, net                         134,000             664,000
Interest expense                                    (3,559,000)         (4,141,000)
                                                 ----------------------------------
Net loss                                         $ (12,513,000)      $(241,552,000)
                                                 ==================================

Basic and diluted net loss per common share      $        (.42)      $       (8.46)
                                                 ==================================

Weighted average number of shares                   30,000,000          28,542,000
                                                 ==================================


See accompanying notes.



                       CoreComm Holdco, Inc. and Subsidiaries

              Condensed Consolidated Statement of Shareholders' Equity
                                     (Unaudited)


                                                       Common Stock                Additional
                                                  Shares            Par          Paid-In Capital       Deficit

Balance, December 31, 2001                      30,000,000       $ 300,000        $  29,092,000  $              -
Net loss                                                                                               (12,513,000)
                                          --------------------------------------------------------------------------
Balance, March 31, 2002                         30,000,000       $ 300,000        $  29,092,000       $(12,513,000)
                                          ==========================================================================



The Condensed Consolidated Statement of Shareholders' Equity and shares outstanding for purposes of computing basic and diluted net loss per common share reflects on a retroactive basis the 3-for-1 stock split by way of a stock dividend paid on April 12, 2002.

See accompanying notes.

                     CoreComm Holdco, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                               Three Months Ended March 31,
                                                                 2002               2001
                                                            --------------------------------

Net cash provided by (used in) operating activities         $  4,544,000       $(18,555,000)

Investing activities
Purchase of fixed assets                                      (2,405,000)          (530,000)
Proceeds from sales of marketable securities                          --          2,737,000
                                                            --------------------------------
Net cash provided by (used in) investing activities           (2,405,000)         2,207,000

Financing activities
Proceeds from borrowing, net of financing costs                       --          9,736,000
Principal payments                                                    --         (1,559,000)
Principal payments of capital lease obligations                 (264,000)        (4,560,000)
                                                            --------------------------------
Net cash provided by (used in) financing activities             (264,000)         3,617,000
                                                            --------------------------------
Increase (decrease) in cash and cash equivalents               1,875,000        (12,731,000)
Cash and cash equivalents at beginning of period              24,966,000         22,773,000
                                                            --------------------------------
Cash and cash equivalents at end of period                  $ 26,841,000       $ 10,042,000
                                                            ================================

Supplemental disclosure of cash flow information
 Cash paid for interest                                     $  2,727,000       $  1,110,000
                                                            ================================

Supplemental schedule of non-cash investing activities
 Liabilities incurred to acquire fixed assets               $     93,000       $  3,691,000
                                                            ================================

See accompanying notes.

                     CoreComm Holdco, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 14(d) of CoreComm Limited's annual report on Form 10-K for the year ended December 31, 2001.

Note 2.   Holdco Recapitalization

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

Also in April 2001, the Company and CoreComm Limited commenced a process to potentially sell their assets and businesses (now owned by the Company) that are not directly related to their competitive local exchange carrier, referred to as CLEC, business, and retained advisors for the purpose of conducting this sale. The Company's CLEC assets and businesses include its local and toll-related telephone services that compete with the incumbent local exchange carrier, referred to as ILEC.

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

                     CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)

Note 2.   Holdco Recapitalization (continued)

The following summarizes the indebtedness and preferred stock that was exchanged for shares of the Company's common stock in December 2001:


-------------------------------------------------------------------------------------------------------------------------------
               Description                      Date Issued                  Issuer                  Principal Amount or
                                                                                                   Stated Value when Issued
-------------------------------------------------------------------------------------------------------------------------------
10.75% Unsecured Convertible PIK Notes                             CoreComm Limited and the
   due 2011                                April 2001              Company                      $10.0 million
-------------------------------------------------------------------------------------------------------------------------------
10.75% Senior Unsecured Convertible PIK                            CoreComm Limited and the
   Notes Due 2010                          December 2000           Company                      $16.1 million
-------------------------------------------------------------------------------------------------------------------------------
Senior Unsecured Notes Due
   September 29, 2003                      September 2000          CoreComm Limited             $108.7 million
-------------------------------------------------------------------------------------------------------------------------------
6% Convertible Subordinated
   Notes Due 2006                          October 1999            CoreComm Limited             $175.0 million (1)
-------------------------------------------------------------------------------------------------------------------------------
Series A and Series A-1 Preferred Stock    September 2000          CoreComm Limited             $51.1 million
-------------------------------------------------------------------------------------------------------------------------------
Series B Preferred Stock                   September 2000          CoreComm Limited             $250.0 million
-------------------------------------------------------------------------------------------------------------------------------

(1)  $164.75  million was outstanding as of December 31, 2001, of which $160 million was exchanged.


As indicated above, the Company exchanged the approximately $10.8 million principal and accrued interest of 10.75% Unsecured Convertible PIK Notes Due 2011 and the approximately $18.0 million principal and accrued interest of 10.75% Senior Unsecured Convertible PIK Notes Due 2010 for shares of its common stock. The Company recorded an extraordinary gain of $25.7 million from the extinguishment of these notes, and incurred costs of $2.7 million in connection with the Holdco recapitalization. This gain is based on the fair value of $0.9797 per share for the shares issued by the Company in exchange for the notes. The Company incurred additional costs in connection with the Holdco recapitalization of $1,182,000 during the three months ended March 31, 2002.

As a result of the completed exchanges in December 2001, approximately 87% of the Company's outstanding shares, or 26,056,806 shares, are owned by the former holders of indebtedness of the Company and CoreComm Limited and the former holders of CoreComm Limited preferred stock, and approximately 13% of the Company's outstanding shares, or 3,943,248 shares, continue to be held by the CoreComm Limited.

                     CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)

Note 2.   Holdco Recapitalization (continued)

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

As a result of the first phase of the Holdco recapitalization, the Company holds $160 million principal amount of the CoreComm Limited's 6% Convertible Subordinated Notes, approximately $105.7 million principal amount of CoreComm Limited's Senior Unsecured Notes and all of CoreComm Limited's outstanding preferred stock. CoreComm Limited has agreed that it will surrender to the Company the number of shares of the Company's common stock that the Company issues in the exchange offers and the merger. Therefore, if the merger is completed, CoreComm Limited will own no common stock of the Company, and thus will own no material assets, since the common stock of the Company is CoreComm Limited's only material asset. In exchange for CoreComm Limited surrendering such shares of the Company's common stock, CoreComm Limited and the Company have agreed to waivers and amendments to delay CoreComm Limited from having to make any payments with respect to these securities through April 2003. If such a merger does not occur, CoreComm Limited does not anticipate that it will have the financial resources to meet the obligations under its notes and preferred stock if the Company requires it to do so.

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

                     CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)

Note 2.   Holdco Recapitalization (continued)

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

On February 14, 2002, CoreComm Limited received written notification from Nasdaq indicating that it failed to comply with the minimum market value of publicly held shares and minimum bid price requirements for continued listing on the Nasdaq National Market. CoreComm Limited has until May 15, 2002 to regain compliance. If the Holdco recapitalization is not successfully completed and CoreComm Limited does not regain compliance by this date, Nasdaq stated that it will then provide CoreComm Limited written notification that its common stock will be delisted from the Nasdaq National Market. CoreComm Limited has not yet determined what actions will be taken if it receives this written notification. If CoreComm Limited's common stock is delisted from the Nasdaq National Market, shares may trade in the over-the-counter market and price quotations may be reported by other sources. The extent of the public market and the availability of quotations for shares of CoreComm Limited's common stock would, however, depend upon the number of holders of shares remaining at that time, the interest in maintaining a market in shares of the common stock on the part of securities firms, the possible termination of registration of the shares under the Securities Exchange Act of 1934, and other factors.

The Company holds $160 million principal amount of CoreComm Limited's 6% Convertible Subordinated Notes Due 2006, approximately $105.7 million principal amount of CoreComm Limited's Senior Unsecured Notes due September 29, 2003, approximately 51,000 shares of CoreComm Limited's Series A preferred stock and 250,000 shares of CoreComm Limited's Series B preferred stock as a result of the exchanges. The Company's investment in CoreComm Limited notes and preferred stock is $3,863,000.

Note 3.   Recent Accounting Pronouncements

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

                     CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)

Note 3.   Recent Accounting Pronouncements (continued)

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 142 on January 1, 2002. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company, other than amortization of goodwill ceased as of January 1, 2002.

Note 4.   Revenues

                                                    Three Months Ended March 31,
                                                        2002             2001
                                                 -----------------------------------

  Local exchange services                             $26,272,000       $23,865,000
  Toll-related telephony services                      17,689,000        20,663,000
  Internet, data and web-related services              23,444,000        22,553,000
  Other (a)                                             6,906,000         5,730,000
                                                 -----------------------------------
                                                      $74,311,000       $72,811,000
                                                 ===================================

(a)      Other includes wireless, paging and information services

                     CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)

Note 5.   Asset Impairments

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

Note 6.   Intangible Assets

Intangible assets consist of:

                                                                                March 31,          December 31,
                                                                                   2002                2001
                                                                            ---------------------------------------
                                                                               (unaudited)
LMDS license costs                                                                  $4,230,000          $4,230,000
Customer lists, net of accumulated amortization of $1,287,000 (2002)
    and none (2001)                                                                 25,343,000          26,630,000
                                                                            ---------------------------------------
                                                                                   $29,573,000         $30,860,000
                                                                            =======================================

Note 7.   Fixed Assets

Fixed assets consist of:

                                          March 31,              December 31,
                                            2002                     2001
                                      -------------------------------------------
                                         (unaudited)
Operating equipment                          $37,321,000          $35,388,000
Computer hardware and software                33,792,000           33,692,000
Other equipment                               17,752,000           17,642,000
Construction-in-progress                         355,000                    -
                                      -------------------------------------------
                                              89,220,000           86,722,000
Accumulated depreciation                      (8,881,000)                   -
                                      -------------------------------------------
                                             $80,339,000          $86,722,000
                                      ===========================================

                     CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)

Note 8.   Accrued Expenses

Accrued expenses consist of:

                                           March 31,              December 31,
                                             2002                     2001
                                        ------------------------------------------
                                          (unaudited)

  Payroll and related                         $7,907,000              $7,517,000
  Professional fees                              686,000                 935,000
  Taxes, including income taxes               13,713,000              16,534,000
  Accrued equipment purchases                    134,000                 385,000
  Toll and interconnect                       30,743,000              28,668,000
  Reorganization costs                         6,653,000               7,273,000
  Other                                        8,393,000               6,454,000
                                        ------------------------------------------
                                             $68,229,000             $67,766,000
                                        ==========================================

Note 9.   Long-Term Debt

Long-term debt consists of:
                                          March 31,          December 31,
                                            2002                 2001
                                     ----------------------------------------
                                         (unaudited)

Senior secured credit facility             $156,100,000         $156,100,000
Other                                                 -               33,000
                                     ----------------------------------------
                                            156,100,000          156,133,000
Less current portion                                  -               33,000
                                     ----------------------------------------
                                           $156,100,000         $156,100,000
                                     ========================================

The interest rate on the senior secured credit facility was initially, at the Company's option, either 3.25% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum; or the reserve-adjusted London Interbank Offered Rate plus 4.25% per annum. In April 2001 the interest rate was amended to, at the Company's option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. Interest is payable at least quarterly. The unused portion of the facility is subject to a commitment fee equal to 1.25% per annum payable quarterly, subject to reduction to 1.00% per annum based upon the amount borrowed under the facility. At March 31, 2002 and December 31, 2001, the effective interest rate on the amounts outstanding was 6.86%. Effective April 13, 2002, the interest rate on the facility is 6.75%, which will remain in effect until October 12, 2002.

                     CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)

Note 10.  Related Party Transactions

Some of the officers and directors of the Company are also officers or directors of NTL Incorporated, referred to as NTL. In April 2001, CoreComm Limited and the Company as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. At March 31, 2002 and December 31, 2001, the total amount of the notes outstanding was $16,599,000 and $16,174,000, respectively.

NTL provided the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consisted of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead, which cannot be specifically allocated to NTL. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the three months ended March 31, 2002 and 2001, NTL charged the Company $84,000 and $104,000, which is included in corporate expenses.

The Company provided NTL with access to office space and equipment and the use of supplies for which it charged NTL a percentage of the Company's total rent and supplies expense. The Company ceased to provide NTL with access to office space and supplies in the third quarter of 2001. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method was reasonable. For the three months ended March 31, 2001, the Company charged NTL $67,000, which reduced corporate expenses.

A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. The Company charges an amount in excess of its costs to provide these services. General and administrative expenses were reduced by $312,000 and $467,000 for the three months ended March 31, 2002 and 2001, respectively, as a result of these charges.

In 2001, the Company and NTL entered into a license agreement whereby NTL was granted an exclusive, irrevocable, perpetual license to certain billing software developed by the Company for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $12.8 million. The billing software was being used by NTL at the time of this agreement, and was being maintained and modified by the Company under an ongoing software maintenance and development outsourcing arrangement between the companies. The Company recorded the aggregate $12.8 million as deferred revenue, of which $1,068,000 was recognized during the three months ended March 31, 2002.

                     CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)

Note 10.  Related Party Transactions (continued)

The Company leases office space from entities controlled by an individual who owns 32% of the outstanding shares of the Company's common stock. Rent expense for these leases for the three months ended March 31, 2002 and 2001 was approximately $450,000 and $400,000, respectively.

Note 11.  Shareholders' Equity

Stock Split

On April 12, 2002, the Company declared a 3-for-1 stock split by way of a stock dividend, which was paid on the declaration date. The condensed consolidated financial statements and the notes thereto give retroactive effect to the stock split.

Non-Cash Compensation

In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2,747,000 shares of the Company's common stock to various employees at an exercise price of $14.55, which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From January 1, 2001 to March 31, 2001, $3.2 million of the deferred non-cash compensation was charged to expense.

Note 12. Other Charges

Other charges of $119,000 for the three months ended March 31, 2001 are for adjustments relating to the Company's announcement in December 2000 of a reorganization of certain of its operations. These charges include additional employee severance and related costs of $351,000, offset by a reversal of the lease exit provision of $232,000.

The following table summarizes the reorganization charges utilized during the three months ended March 31, 2002:

                                   Employee
                                   Severance       Lease
                                  And Related       Exit        Agreement
                                     Costs         Costs       Terminations    Total
                                -------------------------------------------------------
                                                             (in thousands)
Balance, December 31, 2001           $509           $3,106       $3,658       $7,273
Adjustments                            60                2          (64)         (2)
Utilized                             (267)            (324)         (27)       (618)
                                ------------------------------------------------------
Balance, March 31, 2002               $302          $2,784       $3,567       $6,653
                                ======================================================

                     CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)

Note 13.  Commitments and Contingent Liabilities

As of March 31, 2002, the Company had purchase commitments of approximately $5,700,000 outstanding.

Legal Proceedings

The Company purchases goods and services from a wide variety of vendors under contractual and other arrangements that sometimes give rise to litigation in the ordinary course of business. The Company also provides goods and services to a wide range of customers under arrangements that sometimes lead to disputes over payment, performance and other obligations. Some of these disputes, regardless of their merit, could subject the Company to costly litigation and the diversion of its technical and/or management personnel. Additionally, any liability from litigation that is not covered by the Company's insurance or exceeds its coverage could have a material adverse effect on its business, financial condition and/or operating results. Currently, the Company has the following outstanding matters, which, if resolved unfavorably, could have a material adverse effect on the Company's business, financial condition and/or results of operations:

o CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of the Company, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm
      Limited's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm Limited sought and received an order from an official of the Public Utilities Commission of Ohio barring Ameritech from refusing to process new CoreComm orders. Ameritech has appealed that order to the PUCO and the appeal is still pending.

      On July 5, 2001, Ameritech filed a claim with the PUCO seeking payment from CoreComm Limited of approximately $8,600,000 allegedly owed under the contract. On August 8, 2001, Ameritech filed a second claim against CoreComm Limited in Ohio state court, seeking an additional approximately $4,300,000 in allegedly improperly withheld amounts. On August 28, 2001, CoreComm Limited exercised its right to remove the state court claim to the United States District Court for the Northern District of Ohio, and the parties then stipulated to a consolidation of both of Ameritech's claims in the United States District Court. To consolidate the two claims, on October 9, 2001, Ameritech filed an amended complaint in the United States District Court, seeking a total of approximately $14,400,000.

                     CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)

Note 13.  Commitments and Contingent Liabilities (continued)

      On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss several of CoreComm Newco's counterclaims. On April 17, 2002, CoreComm Newco filed its opposition to Ameritech's requests for dismissal and these items are now pending before the court for disposition.

      The Company believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14,400,000 claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $5.2 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, the Company cannot be certain how or when the matter will be resolved. The Company also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. However, it is impossible at this time to predict the outcome of the litigation.

o On March 7, 2002, CoreComm Massachusetts, Inc. (an operating subsidiary of the Company) filed a complaint and request for temporary restraining order against Verizon New England d/b/a Verizon Massachusetts seeking to prevent Verizon from proceeding with its threat to implement an embargo on the ability of CoreComm Massachusetts to place orders for new services pending the resolution of a dispute between the parties over the legitimacy of various charges billed by Verizon in that state. On March 13, 2002, the court denied CoreComm's request for a TRO and Verizon proceeded to implement the threatened service embargo. On April 1, 2002 Verizon filed an answer to CoreComm's complaint along with counterclaims seeking approximately $1.4 million in payment for allegedly past due charges. On April 10, 2002, CoreComm Massachusetts filed an answer to these counterclaims denying the accuracy of Verizon's contentions. The Company does not believe that the embargo will have a material adverse affect on its business, financial condition and/or operating results, and CoreComm Massachusetts intends to defend itself vigorously and pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of this litigation.

                     CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)

Note 13.  Commitments and Contingent Liabilities (continued)

o On December 3, 2001, General Electric Capital Corp. filed a lawsuit in the Circuit Court of Cook County, Illinois against CoreComm Limited and MegsINet, Inc., an indirect subsidiary of the Company, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint, naming the Company as an additional defendant. Defendants' response to dismiss the amended complaint is presently due on June 5, 2002. Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CoreComm Limited and the Company seeking a court order allowing it to take repossession of its alleged equipment. After a hearing on the matter following defendants' opposition, GECC withdrew its complaint and filed a new action on May 3, 2002, in an effort to supply the court with additional information regarding its alleged rights to the equipment. Defendant's response to dismiss the May 3 complaint is currently due on or before May 23, 2002, and defendants intend to defend themselves vigorously against both complaints and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation.

o On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CoreComm Limited, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet, Inc. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims.

                     CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)

Note 13.  Commitments and Contingent Liabilities (continued)

o On March 1, 2002, Easton Telecom Services, LLC., referred to as Easton LLC, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. asserting that Easton LLC is the assignee of several rights of Easton Telecom Services, Inc., referred to as Easton, Inc., under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million, primarily in respect of alleged early termination penalities, for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet, Inc. Subsequently, on April 18, 2002, Easton filed an amended complaint in the above-referenced matter naming Voyager Information Networks, Inc. as an additional defendant and increasing the amount in dispute to approximately $5.1 million. On May 7, 2002, defendants' filed their answer denying Easton LLC's allegations and asserting multiple defenses, including defenses challenging the validity of the alleged contracts and plaintiff's claim as to alleged damages. The defendants intend to defend themselves vigorously and pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of this litigation.

                     CoreComm Holdco, Inc. and Subsidiaries

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Until December 2001, we were a direct, wholly-owned subsidiary of CoreComm Limited. As a result of prior recapitalization transactions completed as part of the Holdco recapitalization, CoreComm Limited currently owns only approximately 13% of our outstanding common stock. Prior to the completion of the first phase of the Holdco recapitalization, CoreComm Limited operated the same businesses that we currently operate.

From 1998 to 2000, we were in the process of building infrastructure to support a national roll-out according to our original business plan. This business plan required significant capital to fund capital expenditures, operating expenses and debt service. As a result, we historically experienced substantial operating and net losses. In early 2001, we still required significant funds to complete our business plan as originally intended. However, adverse changes in the capital markets, particularly in the telecommunications sector, made it extremely difficult to raise new capital, and we could no longer finance our original business plan. As a result, in 2001, we significantly revised our business plan to focus on our most profitable businesses and geographic areas, and reduce our operational costs and need for capital.

In 2001, we streamlined our strategy and operations to focus on our two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. The second is bundled local telephony and Internet products for the residential market, with a focus on using Internet interfaces, as well as our call centers, to efficiently sell, install and service our customers.

We have implemented cost savings through a variety of means, including facility consolidation, efficiency improvements, vendor negotiations, network optimization, and headcount reduction. We have reduced network costs and capital expenditures by converting many of our local access lines to more profitable Unbundled Network Element - Platform pricing from Total Service Resale pricing, which provides higher margins. In addition, we were able to reduce the number of facilities established without substantially affecting our service area by leasing enhanced extended local loops from the incumbent local exchange carriers. We have also improved our operating efficiency through improved pricing terms and the elimination of duplicative or unneeded network facilities.

These efficiencies are reflected in the decrease in our expenses of more than $140 million on an annualized basis, as shown in the table below:

                                                                              Three Months Ended
                                                                                 (in thousands)
                                                     % Reduction     --------------------------------------
                                                     Q4'00-Q1'02         March 31,         December 31,
                                                     -----------          2002                  2000
                                                                     -----------------     -----------------
       Operating Expenses                                26%                   $48,038             $65,002
       Selling, General and Administrative               42%                    22,313              38,414
       Corporate Expenses                                55%                     1,698               3,759
                                                                     --------------------------------------
           Total                                         33%                   $72,049            $107,175
                                                                     ======================================

                     CoreComm Holdco, Inc. and Subsidiaries

While reducing expenses in all areas of our business, we implemented new low cost revenue initiatives such as launching business communications service to several markets in the Great Lakes region and residential service in the East using existing facilities. As a result of these changes, we are now focused primarily in the Mid-Atlantic and Mid-West regions of the U.S.

In addition, the recapitalization transactions which were completed in 2001 will reduce interest expense and preferred dividends from an aggregate annual total of approximately $53.2 million to approximately $12.3 million, $10.5 million of which is in cash, based on interest rates as of April 13, 2002. As a result of adjusting our assets to fair value in conjunction with the Holdco recapitalization our depreciation and amortization expenses have been reduced.

By the end of 2001, we had completed the implementation of our revised business plan. Going forward, we will continue to monitor all areas of the business for additional cost saving and revenue generating opportunities.

Although we continue to engage in efforts to increase our profitability, we are also investigating other ways to generate cash for our business. In April 2001, as announced by CoreComm Limited, we began evaluating strategic alternatives for our non-CLEC assets and businesses and have retained advisors for the purpose of conducting this review.

Three Months Ended March 31, 2002 and 2001

The increase in revenues to $74,311,000 from $72,811,000 is due primarily to customer acquisition, increased pricing and carrier access billing.

Operating costs include direct cost of sales, network costs and salaries and related expenses of network personnel. Operating costs decreased to $48,038,000 from $63,520,000 due to a decrease in costs as a result of the implementation of our revised business plan.

Selling, general and administrative expenses decreased to $22,313,000 from $30,795,000 due to a decrease in costs as a result of the implementation of our revised business plan.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses decreased to $1,698,000 from $2,098,000 due to a decrease in costs as a result of the implementation of our revised business plan.

In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, we recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From January 1, 2001 to March 31, 2001, $3.2 million of the deferred non-cash compensation was charged to expense. The remaining portion of deferred non-cash compensation was charged to expense between April 1 and December 31, 2001.

We incurred additional costs in connection with our recapitalization of $1,182,000 during the three months ended March 31, 2002.

                     CoreComm Holdco, Inc. and Subsidiaries

Other charges of $119,000 for the three months ended March 31, 2001 are for adjustments relating to our announcement in December 2000 of a reorganization of certain of our operations. These charges include additional employee severance and related costs of $351,000, offset by a reversal of the lease exit provision of $232,000.

At March 31, 2001, we reduced the carrying amount of goodwill related to certain acquisitions by $167,599,000. In connection with the reevaluation of our business plan and the decision to sell non-CLEC assets and businesses, we were required to report all long-lived assets and identifiable intangibles to be disposed of at the lower of carrying amount or estimated fair value less cost to sell. The carrying amount of goodwill related to these acquisitions was eliminated before reducing the carrying amounts of the other assets. The estimated fair value of these businesses was determined based on the information provided by the investment bank retained for the purposes of conducting this sale.

Depreciation expense decreased to $8,881,000 from $12,012,000 primarily as a result of the reduction in the carrying value of our fixed assets as determined by a fair value analysis performed in conjunction with the Holdco recapitalization.

Amortization expense decreased to $1,287,000 from $31,509,000 due to the reduction in the carrying value our of intangible assets as determined by a fair value analysis performed in conjunction with the Holdco recapitalization as well as our adoption of SFAS 142 "Goodwill and Intangible Assets" on January 1, 2002, which required us to cease amortizing goodwill. Amortization expense on our goodwill during the three months ended March 31, 2001 was $31,369,000. Our net loss and our basic and diluted net loss per common share would have been $210,183,000 and $7.36, respectively, had SFAS 142 been in effect for the first quarter of 2001.

Interest expense decreased to $3,559,000 from $4,141,000 primarily due to a reduction in the effective interest rate on our senior secured credit facility. The effective interest rate on our senior secured credit facility during the three months ended March 31, 2002 and 2001 was 6.86% and 9.11%, respectively.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for us on January 1, 2002. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The adoption of this new standard had no significant effect on our results of operations, financial condition or cash flows.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for us on January 1, 2003. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

                     CoreComm Holdco, Inc. and Subsidiaries

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently under some conditions, for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We adopted SFAS No. 142 on January 1, 2002. The adoption of this new standard had no significant effect on our results of operations, financial conditions or cash flows other than amortization of goodwill ceased on January 1, 2002.

Liquidity and Capital Resources

We anticipate that we will have sufficient cash and cash equivalents on hand to fund our operations, capital expenditures and debt service in 2002. By the end of 2002, we anticipate that we will be generating enough cash from our operations, which is net of cash interest expense, to fund our anticipated capital expenditures. However, we anticipate that we and our subsidiaries will not generate sufficient cash from operations to repay at maturity the entire principal amount of our outstanding indebtedness. We intend to repay these amounts through refinancings of this debt, or through other sources of financing. However, our ability to raise additional capital in the future will be dependent on a number of factors, such as our results of operations, the amount of our indebtedness, and also general economic and market conditions, which are beyond our control. If we are unable to obtain additional financing or to obtain it on favorable terms, we may be required to further reduce our operations, forego attractive business opportunities, or take other actions which could adversely affect our business, results of operations and financial condition.

As of March 31, 2002, we had debt, which consists of a $156.1 million senior secured credit facility, approximately $16.6 million in principal amount of 10.75% Unsecured Convertible PIK Notes due 2011, and approximately $9.7 million of capital leases. Debt service on the senior secured credit facility includes approximately $10.5 million in interest expense in each of 2002 and 2003 and $10.2 million in 2004, on an annualized basis, based on the interest rates as of April 13, 2002, as well as quarterly amortization and principal reductions which total $0 in 2002, $1,950,000 in 2003, and $9,750,000 in 2004. We have made interest payments of approximately $2.7 million for our senior secured credit facility during the three months ended March 31, 2002. The 10.75% Unsecured Convertible PIK Notes due 2011 have no cash interest payments, and are not due until 2011. Our capital leases have $9.4 million due during the remainder of 2002, and $0.3 million due for the remainder of their terms. However, approximately $8.3 million of these capital leases are obligations of our subsidiary, MegsINet, Inc. and are not obligations of CoreComm Holdco. MegsINet, Inc. is currently in settlement discussions with the holders of these leases. In addition, at March 31, 2002, our current liabilities exceed our current assets by approximately $88 million.

                     CoreComm Holdco, Inc. and Subsidiaries

We still have significant expected capital expenditures even after the implementation of our modified business plan. Under our revised business plan, capital expenditures have been significantly reduced from prior levels. Total actual capital expenditures for the three months ended March 31, 2002, described as cash used to purchase fixed assets in our cash flow statement, were approximately $2.4 million. According to our current plans, capital expenditures are expected to be approximately $7.4 million for the remainder of 2002 and $9.5 million and $14.2 million in 2003 and 2004, respectively. These future capital expenditures will depend on a number of factors relating to our business, in particular the growth level, geographic location and services provided to new customers added during these years. Capital expenditures in future years will also depend on the availability of capital and the amount of cash, if any, generated by operations, which may impact our capital decisions relating to initiatives such as, for example, network expansion and the implementation of upgrades to our information services platforms.

In the first quarter of 2002, net cash provided by operations was approximately $4.5 million. This represents an improvement in cash from operations of approximately $92 million on an annualized basis as compared to the first quarter of 2001. Continued execution of our business plan, including revenue growth in more profitable areas and continued expense reduction, are expected to continue to improve our financial results. An inability to generate cash from operations and/or raise additional financing may effect our ability to meet our cash requirements, which may have an adverse affect on us, and potentially our viability as an ongoing business.

In addition, we are a holding company with no significant assets other than cash and securities and investments in, and advances to, our subsidiaries. We are, therefore, likely to be dependent upon receipt of funds from our subsidiaries to meet our own obligations. However, our subsidiaries' debt agreements prevent the payment of dividends, loans or other distributions to us, except in limited circumstances. However, the limited permitted circumstances of distributions from our subsidiaries may be sufficient for our operations, because nearly all of the uses of funds described above are cash requirements of our subsidiaries.

Depending upon the success of the execution of our business plan, additional capital raising may not be necessary in the foreseeable future. However, we cannot assure you that:

     (a) we will be able to refinance our indebtedness as it comes due;

     (b) actual costs will not exceed the amounts estimated in our business plan or that additional funding will not be required;

     (c) we and our subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required;

     (d) we will be able to access this cash flow;

                     CoreComm Holdco, Inc. and Subsidiaries

     (e) we will be able to sell assets or businesses, 75% or more of the net proceeds from a sale may be required to be used to repay indebtedness; or

     (f) we will not be adversely affected by interest rate fluctuations.

We anticipate that we and our subsidiaries will not generate sufficient cash from operations to repay at maturity the entire principal amount of our outstanding indebtedness. Accordingly, we may be required to consider a number of measures, including: (a) refinancing all or a portion of this indebtedness,
(b) seeking modifications to the terms of this indebtedness, (c) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (d) seeking additional equity financing, or (e) a combination of the foregoing. We are currently in compliance with all required ratios and covenants contained in agreements governing our outstanding indebtedness.

The following table shows our aggregate cash interest expense and principal payments on our existing long term debt, anticipated estimated capital expenditures, payments on capital leases and other debt, as well as the sources of funds that we expect to use to meet these cash requirements through 2004.

                            Nine Months Ended
                               December 31,
                                   2002             2003       2004     Source of Funds
                                   ----             ----       ----     ---------------
                                                  (in millions)
Cash Interest Expense on           $7.8             $10.5      $10.2      Cash  and cash  equivalents  on hand and cash
existing Long-term debt (1)                                               from operations
Estimated  Capital   Expenditures   7.4              9.5        14.2      Cash  and cash  equivalents  on hand and cash
(2)                                                                       from operations
Principal  Payments  on  existing    -               1.95       9.75      For 2002 and 2003, Cash and cash  equivalents
Long-term debt (3)                                                        on hand and cash from operations;
                                                                          For 2004, cash and cash equivalents on hand,
                                                                          cash from operations, and, if required,
                                                                          refinancing sources or other sources of
                                                                          financing (4).

Payments on Capital Leases          9.4              0.3         -        Approximately  $8.3 million of these  capital
                                                                          leases  are  obligations  of our  subsidiary,
                                                                          MegsINet,  Inc.  and are not  obligations  of
                                                                          CoreComm    Holdco.    MegsINet,    Inc.   is
                                                                          currently in settlement  discussions with the
                                                                          holders of these leases (5);

                                                                          For the  remaining  amounts,  cash  and  cash
                                                                          equivalents on hand and cash from operations
                                   --------------------------------------
                                   $24.6            $22.25     $34.15
                                   ======================================

 (1) The only long term debt of ours that requires cash interest expense is our $156.1 million senior secured credit facility. The amounts in the table are based on our current interest rate of 6.75%, which is in effect through October 12, 2002, and assume principal reductions as required in the facility.


                     CoreComm Holdco, Inc. and Subsidiaries

 (2) Future capital expenditures will depend on a number of factors relating to our business, in particular the growth level, geographic location and services provided to new customers added during these years.
 (3) Principal payments indicated are amortization and principal reductions under our senior secured credit facility.
 (4) Refinancing sources may include, for example, a new bank facility used to repay these amounts; other sources of financing may include capital raised through new debt or equity financing or asset sales. There can be no assurance that we will be able to refinance our indebtedness or raise the required funds.
 (5) Approximately $8 million of the capital lease obligations of MegsINet, Inc. are the subject of current litigation.

Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable as of the date of this prospectus, we can give no assurance that our plans, intentions and expectations will be achieved in a timely manner if at all.

Our outstanding indebtedness is described in further detail in the subsequent paragraphs:

In April 2001, CoreComm Limited entered into a $156.1 million Amended and Restated Credit Agreement with The Chase Manhattan Bank that amends and restates the term loan facility and revolving credit facility that closed in September 2000. As of January 25, 2002, there was $106.1 million outstanding under the term loan facility and $50.0 million outstanding under the revolving credit facility. The term loan facility will amortize in quarterly installments of principal commencing on December 31, 2003 with a final maturity on September 22, 2008. The revolving credit facility shall be automatically and permanently reduced in increasing quarterly installments of principal commencing on December 31, 2003 with a termination date on September 22, 2008. Total annual principal payments are as follows: $1,950,000 (2003); $9,750,000 (2004); $23,550,000
(2005);  $50,700,000  (2006);  $39,000,000 (2007) and $29,350,000 (2008). In the
event that any of the remaining approximately $4.75 million in principal amount of public notes not owned by us have not been converted or refinanced on or prior to April 1, 2006, then the facilities become payable in full on April 1, 2006. The interest rate on both the term loan facility and the revolving credit facility is, at our option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. Beginning October 12, 2001 and ending April 12, 2002, the interest rate was 6.86%. Beginning April 13, 2002 and ending October 12, 2002, the interest rate is 6.75%. Interest is payable at least quarterly. The commitment fee on the unused portion of the commitments is 1.25% per annum payable quarterly, subject to reduction to 1% per annum based upon the amount borrowed under the facilities.

                     CoreComm Holdco, Inc. and Subsidiaries

In April 2001, we and CoreComm Limited issued, as joint and several obligors, to NTL Incorporated a convertible note in the aggregate principal amount of $15 million. This note will mature in April 2011. Interest on the note is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. The interest is payable in kind by the issuance of additional unsecured convertible notes in principal amount equal to the interest payment that is then due. Additional unsecured convertible PIK notes, dated October 15, 2001 and April 15, 2002, were issued in the principal amount of approximately $0.8 million and $0.9 million, respectively, as an interest payment. The additional notes issued for interest will have an initial conversion price equal to the greater of $1.00 and 120% of the weighted average closing price of CoreComm Limited common stock for a specified period. The April 2001 note and the October 2001 note are each convertible into CoreComm Limited common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. However, NTL, which is the holder of these notes entered into letter agreements relating to the conversion feature of these notes and of the additional notes issued under these notes, following the acceptance of shares under the exchange offer for CoreComm Limited common stock. Through those letter agreements, consistent with the original terms of the notes, we and CoreComm Limited have agreed to exercise our right under these notes so that, following our accepting shares of CoreComm Limited common stock in the exchange offers, the convertibility feature of these notes will be altered so that rather than the notes being convertible into shares of CoreComm Limited common stock, they will become convertible into shares of our common stock. At that time, the conversion prices of these notes will be equitably adjusted by applying the exchange ratio in the exchange offer for CoreComm Limited common stock, which results in a new conversion price of $38.90 per share of our common stock for each of these notes. NTL has agreed not to exercise its rights to convert any of these notes into CoreComm Limited common stock until August 5, 2002, unless that right has previously ceased as described above. In the event that we do not accept shares of CoreComm Limited common stock in the exchange offers, the conversion feature of these notes would remain into CoreComm Limited common stock. These notes are redeemable, in whole or in part, at our option, at any time after April 12, 2003, at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.

In October 1999, CoreComm Limited issued $175 million principal amount of public notes, and received net proceeds of $168.5 million. In April 2001, $10,250,000 aggregate principal amount of these notes was converted into approximately 374,000 shares of CoreComm Limited's common stock. As part of the Holdco recapitalization, on December 17, 2001, $160 million principal amount of the public notes were exchanged for 1,456,806 common shares of our common stock and the payment of the October 2001 interest payment of approximately $4.8 million. The exchange offer for the public notes is our attempt to exchange the remaining $4.75 million principal amount of the public notes not owned by us for an aggregate amount of approximately 43,248 shares of our common stock and $142,500 in cash.

                     CoreComm Holdco, Inc. and Subsidiaries

Holdco Recapitalization

In 2001, CoreComm Limited entered into agreements with holders of its public notes whereby the holders agreed, to exchange their notes as part of the Holdco recapitalization. The exchange for $160 million principal amount of public notes was completed in December 2001, including the payment of the approximately $4.8 million by CoreComm Limited.

On December 28, 2001, we completed the exchange of shares of our common stock for substantial amounts of the outstanding indebtedness of CoreComm Limited, substantial amounts of our outstanding indebtedness as co-obligors with CoreComm Limited and all of the outstanding preferred stock of CoreComm Limited. This exchange was completed under an exchange agreement with CoreComm Limited and

     (1) holders of 10.75% Unsecured Convertible PIK Notes due 2011 and 10.75% Senior Unsecured Convertible PIK Notes due 2010, which were a joint obligation of CoreComm Holdco and CoreComm Limited, in the initial principal amounts of $10,000,000 and $16,100,000,

     (2) the holders of Senior Unsecured Notes due September 29, 2003 of CoreComm Limited in the principal amount of $105.7 million, and

     (3) the holders of all of the preferred stock of CoreComm Limited, with respect to the initial liquidation preference of $301 million.

In  December  2001,  in  connection  with the  Holdco  recapitalization,  we and
CoreComm  Limited  were  granted an  exception  by Nasdaq,  absent  which we and
CoreComm Limited would have had to obtain stockholder approval prior to the completion of the Holdco recapitalization. Accordingly, following the consummation of the merger, we anticipate, based on conversations with Nasdaq, that we will become the Nasdaq listed entity and will be subject to the continued inclusion requirements of the Nasdaq National Market. If we fail to meet the continued inclusion requirements, we believe that not being listed on the Nasdaq National Market would have an adverse effect on the trading prices of our common stock and would adversely affect the liquidity of the shares of common stock held by our stockholders. In addition, not being listed may cause future financing to be more difficult, more expensive or both.

Contractual Obligations and Commercial Commitments

On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. Our contractual obligations and commercial commitments are summarized below.

                     CoreComm Holdco, Inc. and Subsidiaries

The following table includes aggregate information about our contractual obligations as of March 31, 2002 and the periods in which payments are due:

                                                               Payments Due by Period
Contractual                                         Less than 1           1-3              4-5         After 5
Obligations                          Total             Year              Years            Years         Years
-----------                          -----             ----              -----            -----         -----
                                                                   (in thousands)
Long-Term Debt (1)                    $172,699         $     -         $15,600           $81,900       $75,199
Capital Lease Obligations                9,670           9,426             244                 -             -
Operating Leases                        29,490           7,477          10,684             6,738         4,591
Unconditional Purchase
   Obligations                            none               -               -                 -             -
Other Long-Term
   Obligations                            none               -               -                 -             -
                                 ------------------------------------------------------------------------------
Total Contractual
   Cash Obligations                   $211,859         $16,903         $26,528           $88,638       $79,790
                                 ==============================================================================

(1)   Long-term  debt  includes  the senior  secured  credit  facility  of  $156,100,000  and the 10.75%  Unsecured
      Convertible PIK Notes due April 2011 of $16,599,000 including accrued PIK interest.

The following table includes aggregate information about our commercial commitments as of March 31, 2002. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

                                                                     Amount of Commitment
                                                                     Expiration Per Period
         Other
       Commercial                 Total Amounts       Less than 1           1 - 3              4 - 5            Over 5
      Commitments                   Committed            Year               years              years            years
      -----------                   ---------            ----               -----              -----            -----
                                                                       (in thousands)
Guarantees                            none                 $-                  -                  -               -
Lines of Credit                       none                  -                  -                  -               -
Standby Letters
of Credit                             none                  -                  -                  -               -
Standby Repurchase
Obligations                           none                  -                  -                  -               -
Other Commercial
Commitments                         $5,700             $5,700                  -                  -               -
                         -------------------------------------------------------------------------------------------
Total Commercial
Commitments                         $5,700             $5,700                  -                  -               -
                         ===========================================================================================

                     CoreComm Holdco, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

For the three months ended March 31, 2002, cash provided by operating activities was $4,544,000 in comparison to cash used in operating activities of $18,555,000 for the three months ended March 31, 2001. The change in cash flow is primarily due to the implementation of our revised business plan.

For the three months ended March 31, 2002, cash used to purchase fixed assets increased to $2,405,000 from $530,000 in the three months ended March 31, 2001, which reflects increased purchases of operating equipment to improve and expand our network.

Proceeds from borrowings, net of financing costs, of $9,736,000 was from the borrowings under the senior secured credit facility in January 2001.

                     CoreComm Holdco, Inc. and Subsidiaries


           Quantitative and Qualitative Disclosures about Market Risk

The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments, such as investments and debt, that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

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

                                             Interest Rate Sensitivity
                                               As of March 31, 2002
                                       Principal Amount by Expected Maturity
                                               Average Interest Rate
                                                  (in thousands)

                          For the
                            Nine
                           Months
                           Ending                     For the Years Ending December 31,                             Fair Value
                        December 31,  --------------------------------------------------------------               ------------
                            2002         2003         2004         2005         2006     Thereafter     Total        3/31/02
                        --------------------------------------------------------------------------------------------------------
Long-term debt,
  including current
  Portion
Fixed rate                  $ -       $   -       $    -        $     -      $      -    $ 16,599      $ 16,599      $ 16,599
Average interest rate                                                                    10.75%
Fixed rate                  $ -       $   1,950   $  9,750      $  25,350    $   50,700  $ 68,350      $ 156,100     $156,100
Average interest rate                 Libor +     Libor      +  Libor     +  Libor +     Libor     +
                                      4.5%  or    4.5%      or  4.5%     or  4.5%  or    4.5%     or
                                      base rate   base rate     base rate    base rate   base rate
                                      + 3.5%           + 3.5%   + 3.5%          + 3.5%      + 3.5%