Form 10-K/A
period 2001-12-31
CORECOMM LTD /DE/
filed 2002-06-27
CIK 1121884

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-K/A


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |_|

The aggregate market value of the registrant's common stock held by non-affiliates at June 25, 2002, valued in accordance with the Nasdaq National Market closing sale price for the registrant's common stock, was approximately $5,821,000.

Number of shares of common stock, par value $0.01 per share, outstanding as of June 25, 2002: 141,655,388.





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






                             TABLE OF CONTENTS


PAGE

PART I
ITEM 1.        BUSINESS  .....................................................................................      1
ITEM 2.        PROPERTIES.....................................................................................     27
ITEM 3.        LEGAL PROCEEDINGS..............................................................................     27
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................     30

PART II
ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS............................................................................     31
ITEM 6.        SELECTED FINANCIAL DATA........................................................................     32
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
               AND FINANCIAL CONDITION........................................................................     34
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................     43
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................     44
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................................................     45

PART III
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................     46
ITEM 11.       EXECUTIVE COMPENSATION.........................................................................     48
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED SECURITY HOLDERS........................................................     52
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................     53

PART IV
ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.......................................................................................     58

SIGNATURES     ...............................................................................................     59
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


         As a result of the already completed phase of the Holdco recapitalization described below which was completed on December 28, 2001, CoreComm Limited does not conduct any direct operations and its only material asset is its ownership of approximately 13% of the outstanding capital stock of CoreComm Holdco, Inc., referred to as CoreComm Holdco or Holdco. Prior to December 28, 2001, CoreComm Limited owned 100% of the outstanding capital stock of CoreComm Holdco.


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


HOLDCO RECAPITALIZATION


Background


    From 1998 to 2000, CoreComm Limited was in the process of building infrastructure to support a national roll-out according to its original business plan. This business plan required significant funds for capital expenditures, operating expenses and debt service. In early 2001, CoreComm Limited still required significant funds to complete its business plan as originally intended. However, adverse changes in the capital markets, particularly in the telecommunications sector, made it extremely difficult to raise new capital, and CoreComm Limited could no longer finance its original business plan. As a result, in early 2001 CoreComm Limited significantly revised its business plan to focus on its most profitable businesses and geographic areas, and to reduce its operational costs and need for capital. These changes were generally successful, as evidenced by the significant improvement in financial results during 2001.

    Despite the improvement to operations during 2001, CoreComm Limited did not expect that it would generate enough cash from operations to cover all of its debt service and other obligations. In late 2001, CoreComm Limited developed a plan to reduce the amount of its outstanding debt and the significant cash outlays needed to service its debt, as well as its preferred stock and associated dividend payments. The goal was to strengthen its financial position and give CoreComm Limited a chance to participate in future industry consolidation and financings.

    In December 2001, the first phase of the recapitalization plan was completed, in which approximately $600 million of CoreComm Limited's approximately $786 million of debt and preferred stock was exchanged for approximately 87% of the outstanding CoreComm Holdco common stock and a cash payment representing an interest payment on the public notes. The exchange offers described below and related transactions comprise the second phase of the Holdco recapitalization, which is to (1) exchange CoreComm Limited common stock for CoreComm Holdco common stock and (2) exchange $4.75 million of public notes for CoreComm Holdco common stock and a cash payment.

The first phase of the Holdco recapitalization

    In early October 2001, CoreComm Limited began discussions with holders of its public notes regarding the Holdco recapitalization in an attempt to exchange all of its outstanding public notes for shares of CoreComm Holdco common stock. As described further below, CoreComm Limited and CoreComm Holdco successfully negotiated with 34 of the holders to exchange their public notes for cash payments equal to an overdue interest payment and common stock representing an aggregate of 5% of the outstanding shares of CoreComm Holdco common stock. In the aggregate, CoreComm Limited paid $4.8 million in cash representing this interest payment and CoreComm Holdco issued 1,411,278 shares of its common stock in exchange for $160 million of the $164.75 million public notes outstanding.

    The first phase of the Holdco recapitalization also included other debt and preferred securities being exchanged for shares of CoreComm Holdco common stock. On December 14, 2001, CoreComm Limited and CoreComm Holdco entered into an exchange agreement with:

        (1) all four holders of Senior Unsecured Notes due September 29, 2003 of CoreComm Limited with respect to 100% of the $105.7 million in principal amount outstanding;

        (2) all four holders of 10.75% Senior Unsecured Convertible PIK Notes due 2010 with respect to 100% of the $16.1 million in principal amount outstanding;

        (3) one of the two holders of 10.75% Unsecured Convertible PIK Notes due 2011 with respect to the initial principal amount of $10 million, representing 40% of the then outstanding principal amount of these notes; and


        (4) all five holders of the preferred stock of CoreComm Limited, with respect to the liquidation preference of approximately $301 million, representing 100% of CoreComm Limited's outstanding preferred stock.

    These holders in the aggregate received 24,600,000 shares of CoreComm Holdco common stock which represented approximately 82% of the outstanding shares of CoreComm Holdco common stock. These holders included officers, directors and affiliates of CoreComm Limited who received an aggregate of 11,105,454 shares of CoreComm Holdco common stock which represented approximately 37% of the outstanding shares of CoreComm Holdco common stock. In total in the first phase, including shares issued to holders of public notes, CoreComm Holdco issued approximately 87% if its outstanding common stock to holders of debt of and preferred stock of CoreComm Limited. CoreComm Limited believed that the completion of the first phase of the Holdco recapitalization in December 2001 was imperative because CoreComm Limited faced significant cash obligations in January 2002.

The second phase of the Holdco recapitalization

    In the second phase, CoreComm Holdco is offering to exchange shares of CoreComm Limited common stock for an aggregate of approximately 4 million shares, representing approximately 13% of CoreComm Holdco common stock. The holders of the public notes are being offered $30.00 in cash, which represents the interest payment that was due on April 1, 2002, and 9.1047 shares of CoreComm Holdco common stock, which represents their proportionate share of the 5% of CoreComm Holdco common stock offered to all holders of public notes, for each $1,000 principal amount of public notes.

    If the exchange offers are completed, stockholders of CoreComm Limited will hold common stock of CoreComm Holdco, a company with the same businesses that CoreComm Limited historically operated, but with approximately $600 million less debt and preferred stock than CoreComm Limited. Instead of owning 100% of the common stock of CoreComm Limited, which would have no value to common stockholders in the event of liquidation, upon completion of the exchange offers, CoreComm Limited's current stockholders, including holders of warrants exercisable for CoreComm Limited common stock, would own approximately 13% of the outstanding common stock of the recently recapitalized CoreComm Holdco, which would have significantly less debt and an improved financial condition. In addition, Nasdaq has informed CoreComm Holdco that, upon completion of the second phase, CoreComm Limited's Nasdaq listing will be transferred to CoreComm Holdco, and CoreComm Holdco common stock will commence, and CoreComm Limited common stock will cease, trading on the Nasdaq National Market.

Corporate structure

    The following three charts summarize the corporate structure of CoreComm Limited and CoreComm Holdco at different stages in the Holdco recapitalization. The first chart illustrates our historical corporate structure prior to December 17, 2001. The second chart illustrates our current corporate structure following completion of the first phase of the Holdco recapitalization which, as described above, was completed on December 28, 2001. The third chart illustrates our corporate structure following completion of the second phase of the Holdco recapitalization, assuming 100% of the outstanding public notes have been tendered and accepted in the exchange offer and the merger has been consummated. None of these charts show details of our operating or other intermediate companies through which all of our operations are conducted, or ownership interests in those entities.



[GRAPHIC OF CHART 1 - STRUCTURE PRIOR TO DECEMBER 17, 2001]

[GRAPHIC OF CHART 2 - PRESENT STRUCTURE (1), (2)]

[GRAPHIC OF CHART 3 - ASSUMING SUCCESSFUL COMPLETION OF HOLDCO
 RECAPITALIZATION (1), (3), (4)]

-------------------------------

(1) Based upon the number of shares of CoreComm Holdco common stock and CoreComm Limited common stock outstanding on December 31, 2001.

(2) Senior debt and preferred stock of CoreComm Limited are outstanding and held by CoreComm Holdco.

(3) CoreComm Limited has agreed to surrender that number of shares of CoreComm Holdco common stock that are issued in the exchange offers and the merger that we request, which would result in CoreComm Limited having little or no material assets.

(4) Senior debt and/or preferred stock of CoreComm Limited may remain outstanding and held by CoreComm Holdco.


    As of June 12, 2002, approximately 102 million shares of CoreComm Limited common stock, representing approximately 73% of the outstanding shares, were tendered and not withdrawn. Since the minimum condition has not been met because less than 90% of the outstanding shares of CoreComm Limited common stock have been tendered as of June 12, 2002, in order to help achieve satisfaction of the minimum condition, we will convert the convertible debt and convertible preferred securities of CoreComm Limited we currently own into shares of CoreComm Limited common stock, and then tender these shares into the exchange offer. In an amendment to an exchange agreement between CoreComm Limited and CoreComm Holdco, CoreComm Limited and CoreComm Holdco agreed that all shares of CoreComm Holdco common stock issued to CoreComm Holdco in the exchange offer for shares of CoreComm Limited common stock will be cancelled following the merger, and therefore will have no effect on any of the holders of CoreComm Limited or CoreComm Holdco common stock.

    CoreComm Holdco owns the following securities, which are convertible into CoreComm Limited common stock: (1) 250,000 shares of Series B Senior Convertible Exchangeable Preferred Stock, which currently have a conversion price of $5.29 as determined under the CoreComm Limited charter; (2) approximately 51,000 shares of 8.5% Senior Convertible Preferred Stock, Series A, which currently have a conversion price of $1.17 per share as determined under the CoreComm Limited charter; and (3) $160 million in principal amount of public notes, which, prior to the reduction discussed in the following paragraph, had a conversion price of $27.39 per share.

    On May 30, 2002, in order to induce conversion of public notes into shares of CoreComm Limited common stock to facilitate our meeting the minimum condition and the completion of the short form merger of a wholly-owned subsidiary of CoreComm Holdco into CoreComm Limited, CoreComm Limited entered into a supplemental indenture with the trustee for the public notes that lowered the per share conversion price of the public notes into shares of CoreComm Limited common stock from $27.39 to $0.75. Under the terms of the indenture governing the public notes, CoreComm Limited has the right to lower the conversion price of the public notes at any time without the consent of the public notes holders. CoreComm Limited provided notice to the holders of the public notes of the lower conversion price as required by the terms of the indenture.

    CoreComm Holdco currently owns approximately $105.7 million principal amount of CoreComm Limited's Senior Unsecured Notes due September 29, 2003. Interest on these notes is payable in shares of CoreComm Limited common stock. Since less than 90% of the outstanding shares of CoreComm Limited common stock have been tendered as of June 12, 2002, in order to help achieve satisfaction of the minimum condition, CoreComm Holdco will require CoreComm Limited to issue the unpaid interest payment that was due to CoreComm Holdco on April 1, 2002 in shares of CoreComm Limited common stock, and we will then tender those shares into the CoreComm Limited common stock exchange offer. Based upon the number of shares of CoreComm Limited common stock tendered as of June 12, 2002, the conversion of the securities as described above and the payment of the interest in shares would result in the satisfaction of the minimum condition.

    In an amendment to an exchange agreement between CoreComm Limited and CoreComm Holdco, CoreComm Limited and CoreComm Holdco agreed that all shares of CoreComm Holdco common stock issued to CoreComm Holdco in the exchange offer for shares of CoreComm Limited common stock will be cancelled following the merger, and therefore will have no effect on any of the holders of CoreComm Limited or CoreComm Holdco common stock.

    On May 16, 2002, Nasdaq provided CoreComm Limited with notice of a Nasdaq Staff Determination indicating that CoreComm Limited common stock is subject to delisting from the Nasdaq National Market because CoreComm Limited did not comply with the minimum bid price and the minimum market value of publicly held shares requirements for continued listing. On May 23, 2002, CoreComm Limited filed a request for a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination. A hearing has been set for June 28, 2002. Under Nasdaq rules, pending a decision by the Panel, CoreComm Limited common stock will continue to trade on the Nasdaq National Market.


CORECOMM HOLDCO'S BUSINESS


    CoreComm Holdco is an integrated communications provider that offers local exchange carrier and interexchange carrier telephone, Internet and high-speed data services to business and residential customers in targeted markets throughout the Mid-Atlantic and Midwest regions of the United States. CoreComm Holdco operates three business divisions: business services (ATX), residential services (CoreComm Residential) and Internet services (Voyager). CoreComm Holdco is exploiting the convergence of telecommunications and information services through its network strategy, which involves the ownership of telephone switching equipment and the purchase of local exchange carrier services that connect to homes and businesses, combined with the leasing of a national and international network that carries Internet traffic. This configuration of locally and regionally owned and leased facilities allows CoreComm Holdco to deliver a wide range of communications services over a wide geography within its regions. CoreComm Holdco currently offer services to business and residential customers located principally in Pennsylvania, Ohio, New Jersey, Michigan, Wisconsin, Maryland, Illinois, New York, Virginia, Delaware, Massachusetts, Washington, D.C. and Indiana. In local exchange services, CoreComm Holdco competes against the established local telephone service provider that was the service provider in a region prior to the opening of local telephone service to competition, as well as other local exchange carriers.

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

    As of December 31, 2001, CoreComm Holdco had approximately 275,000 local telephone access lines in service and more than 400,000 total customers. The following table details its customer base:

                                                                   As of
                                                             December 31, 2001
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

         In 2001, CoreComm Holdco's revenues were attributable to the following service categories:

                                                     Year ended December 31,
                                                               2001
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


         CoreComm Holdco has engaged in significant efforts to increase the profitability of its services. It has capitalized on opportunities such as converting customers from Total Service Resale, where it resells service as purchased from the incumbent local exchange carrier, to the more profitable Unbundled Network Element -- Platform or UNE-P and Enhanced Extended Loops or EEL in order to reduce CoreComm Holdco's existing network costs and capital expenditures and to enhance its gross margins. Under UNE-P, CoreComm Holdco leases all of the Unbundled Network Elements needed to provide service to a customer from an incumbent local exchange carrier so that it does not need to use any of its own facilities to provide the service. With UNE-P, CoreComm Holdco pays the total cost to lease each network element, which generally provides it a greater gross margin than total service resale. By using Enhanced Extended Loops CoreComm Holdco is able to lease a combination of local network elements and facilities from the incumbent local exchange carrier to extend the reach of its regional networks to service customers that are outside of service areas of its network. This allows CoreComm Holdco to put more traffic on its regional networks without needing to build additional infrastructure.


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


         The following is a description of CoreComm Holdco's three business divisions, as well as a description of its network technology and proprietary systems. CoreComm Holdco conducts its operations through its subsidiaries and does not conduct any direct operations.


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

Business Sales and Marketing


    The business sales model is based on ATX's consultative sales approach, its proprietary marketing and training tools, the experience of its sales force, training and career development program, and its shared vision and incentive structure to reward individual and team performance objectives. Each sale begins with an evaluative consultation that investigates the telecom needs of the customer. The sales consultant then designs a tailored, integrated and cost-effective telecom platform that addresses the specific customer's communications needs. ATX has an experienced and long-tenured sales force. Over 25% of its senior sales force professionals have been with ATX for more than five years, and approximately 80% of the sales management team has been promoted from within its organization.


Residential Services (CoreComm Residential)


    CoreComm Holdco offers residential customers voice, data and other telecommunications services in Ohio, Illinois, Michigan, Wisconsin and Pennsylvania and Internet access services over a wider area in the Midwest and Mid-Atlantic regions of the United States. Customers who purchase multiple services are billed for their services with one consolidated bill. Customers can also choose to access their billing information and pay their bills online, or they may select automatic bill payment via credit or debit card.


Residential Products and Services


    CoreComm Residential's strategy is to bundle telephony and Internet products and services in convenient and simple ways that are attractive to the customer, distinctive in the marketplace. In general, CoreComm Residential currently offers the following voice, data and Internet services to residential customers in its markets:

    o Local Telephony Services -- including standard dial tone, local calling, Emergency 911 services, operator assisted calling, access to the long distance network, and other related services.

    o Custom Calling Features -- including call waiting, call forwarding, caller ID, voice mail, conference calling, multi-ring, speed calling and other enhanced features.

    o Toll-related Telephony Services -- local, long-distance, international calls, 800/888/877 toll free services, calling cards and other related services.

    CoreComm Residential typically offer a package of its most popular services and then creates ways for customers to purchase other services easily and conveniently. In its current residential offering, which may change over time, CoreComm Residential offers a package of local and long distance phone service and Internet access, which is called the CoreComm Unlimited Premium service. Although the details of the offerings vary somewhat by region, the package typically includes:

   -- Local dial tone;

   -- Local calls;

   -- Call waiting;

   -- Caller-ID with name;

   -- Personal 800 number;

   -- Premium Internet service;

   -- 56K unlimited Internet access;

   -- 3 e-mail addresses;

   -- 10 megabytes of personal web space;

   -- Long distance service; and

   -- Bundled minutes of long distance.

    Additional options and features, such as voice mail, three-way calling, an additional line, and additional web site space, can be easily and flexibly added by the customer. The pricing for CoreComm Unlimited Premium varies by region, but in all areas the price compares favorably to prices offered by the incumbent telephone company and other providers of these services.





Residential Sales and Marketing

    CoreComm Residential focuses on a marketing approach that combines targeted direct marketing with partnerships and local organizations. It utilizes local media and partner with civic organizations to develop the recognition of the brand and to create a captive potential base of customers. CoreComm Residential also targets customers in its footprint via direct mail, e-mail and telemarketing. All of its sales efforts are designed to drive revenue growth by capitalizing on low cost opportunities in current markets.


    In addition to efforts designed to acquire new customers, CoreComm Residential continually engages in efforts to sell additional services to existing customers. For example, CoreComm Residential is currently working on upselling its bundled local and toll-related telephony and Internet products to its Internet-only customers.

    While residential customers can purchase CoreComm Residential services by calling its toll-free number, its residential marketing efforts are intended to drive potential customers to its website, www.core.com. At this website, customers can sign up for service in a fully online process at a low transaction cost for CoreComm Holdco. CoreComm Holdco's product offerings are designed to be simple and flexible, so that potential customers can easily perceive their value.


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

Internet Products and Services

         Internet Access Services


         Voyager offers Internet access services to residential subscribers and dedicated, web hosting, and dial-up Internet access to business customers. By selecting between the various types of access services and pricing plans available, subscribers can select services that fit their specific needs. A majority of Voyager subscribers pay their monthly fee automatically by a pre-authorized monthly charge to their credit card. Voyager's Internet access options include:

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

         o Co-location. Voyager offers co-location services, providing telecommunications facilities for customer-owned Web servers, for customers who prefer to own and have physical access to their servers but require the reliability, security and performance of its on-site facilities. Co-location customers house their equipment at its secure network operating centers and receive direct high-speed connections to the Internet.

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

         o Local Content. Voyager's portal is a web site including personalized local news and weather, sports, entertainment, finance, stock quotes, shopping, classifieds and chat services for its customers. Content is automatically tailored to individual customers using a database driven process that presents customers with location-specific information. Customers can also customize the layout and specific content options available to them. Content is made available through revenue sharing and co-branding agreements with organizations including CMGI Inc.'s MyWay.com, Wizshop.com, Amazon.com, and local media. Customers access the portal page at www.voyager.net.

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


          Free CDs and Diskettes. Upon the request of prospective customers, Voyager distributes free software via CD and diskettes that contain software configured to facilitate installation and connection to its service.

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


         Telephony Network Infrastructure. CoreComm Holdco currently has Class 5 switches operating in Philadelphia, PA; Columbus, OH; Cleveland, OH; and Chicago, IL. These switches are connected via leased local transport to collocations throughout their respective markets where it has equipment collocated with the incumbent local exchange carrier. CoreComm Holdco is able to reduce the number of collocations it establishes with the incumbent local exchange carrier, in each market by utilizing enhanced extended loops, referred to as EELs, that virtually allow CoreComm Holdco to extend its local networks to service customers well outside of the collocation footprint. Also, in areas where CoreComm Holdco does not have facilities in place, it utilizes unbundled network element -- platform to service its customers. CoreComm Holdco also operates five Class 4 switches to handle its toll-related traffic.

    Internet Network Infrastructure. CoreComm Holdco designed and built its Internet network to specifically service Internet (data) traffic. The network is comprised primarily of the latest Cisco Systems and Juniper Networks routing and switching equipment, which provides a common platform for increased flexibility and maintenance while allowing for the use of advanced routing protocols to quickly and dependably deliver customer traffic. CoreComm Holdco has two Internet network operating centers to oversee traffic flows and general network operations which helps ensure a secure and reliable network. CoreComm Holdco dial-in points of presence primarily utilize digital access servers manufactured by 3Com Corporation and Lucent Technologies, Inc. These servers allow for a variety of customer connections. CoreComm Holdco's network has been reconfigured to include redundant data circuits, which will generally be able to automatically re-route customer traffic in the event of a failure, and its network topology offers high levels of performance and security.

    CoreComm Holdco's Internet points of presence are linked to regional and international network points, or hubs, which are its two Internet-dedicated network operating centers. These network points are linked to the Internet by fiber optic connections and employ asynchronous transfer mode, frame relay and other methods of handling traffic efficiently. Through various relationships with competitive local exchange carriers, CoreComm Holdco has been able to reduce its overall number of points of presence by consolidating several of them into SuperPOPs with expanded calling areas. The SuperPOP allows CoreComm Holdco to consolidate equipment into one large modem bank and eliminate various telecommunication links from its points of presence back to the network operating center, thereby creating enhanced network reliability and reducing telecommunication costs.

         Network Operations Centers. CoreComm Holdco currently has 4 network operations centers localized to manage network traffic. These network operations centers are located in Philadelphia, PA, Cleveland, OH, East Lansing, MI and New Berlin, WI. Each network operations center is monitored on a 24 hours per day, seven days per week basis in order to provide the highest level of network performance.

         Peering Relationships. Peering is the act of exchanging data across networks, typically at specific, discrete locations. By allowing separate networks to exchange data, users on a particular Internet service provider's network are able to access information and communicate with users on another provider's network. CoreComm Holdco has relationships at multiple points with several different organizations, including Verio, Inc., NAP.net and MCI and Savvis, thus building network redundancy that allows for better connectivity for its customers.

         CoreComm Holdco is continuously attempting to improve its network infrastructure and connectivity costs.


Electronic Bonding and Proprietary Systems


    CoreComm Holdco is currently bonded electronically with Ameritech and Verizon. Bonding is an electronic interface that establishes an electronic link between CoreComm Holdco's operating support systems and those of Ameritech and Verizon. Electronic bonding enables CoreComm Holdco to more timely and accurately service customers. Bonding also allows real-time access to customer information while facilitating order entry and confirmation.

    CoreComm Holdco provides service to customers through its proprietary systems, which are designed to interface with the incumbent local exchange carriers' systems through a variety of delivery mechanisms. CoreComm Holdco systems and processes have been developed to decrease the risk of human error associated with establishing service to customers by manual keying or fax. Its systems also allow for flexibility to accommodate an expanding customer base, efficient entry into new markets, switch-based services, and rapid development of additional functionality. CoreComm Holdco proprietary systems handle all pre-ordering activities, including obtaining customer service records, finding and reserving telephone numbers, verifying customer addresses, validating due dates, searching the incumbent local exchange carrier's switches for feature availability, and yellow page listings.


    CoreComm Holdco's recent and ongoing enhancements to its information systems include the following:


    o Improving the performance and scalability of its rating and billing engines.

    o Enhancing its provisioning systems for the Ameritech region to support Ameritech's five state region. CoreComm Holdco service order management system has been enhanced to allow for validation in real time of the feature availability, the electronic generation of service order data, and automated switch activation software, all within a single system.

    o Automating the migration processes to move customers from resold networks to our networks and from Total Service Resale to Unbundled Network Element -- Platform.

    o Purchasing a platform for CoreComm Holdco call centers which has introduced skills-based routing of inbound calls with an automated attendant allowing us to service its customers better by ensuring that a call is delivered to a customer service representative with the skills necessary to handle the customer.

    o Integrating an auto-dialer with our collections system, which has significantly increased collection agent productivity and effectiveness.


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

         CoreComm Holdco provides customer service and technical support through three call centers located in Philadelphia, PA, Columbus, OH, and East Lansing, MI. It provides 100% of its customer care internally and does not outsource any customer operations to third party providers. CoreComm Holdco has upgraded its phone systems to route calls, track important call-in data, automatically answer questions and move customers quickly through the call-in process. Its comprehensive staff training program and incentive compensation program linked to customer satisfaction has led to significant improvements in the time required to move subscribers through the various calling queues. In addition to using its call centers, customers can also e-mail questions directly to technical support staff, as well as find solutions online through the use of the tutorials found at its web site.

Competition


         The telecommunications industry and all of its segments are highly competitive and many of CoreComm Holdco's existing and potential competitors have greater financial, marketing, technical and other resources than it does. Competition for CoreComm Holdco products and services is based on price, quality, network reliability, service features and responsiveness to customers' needs.


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


         Competition in CoreComm Holdco's competitive local exchange carrier business will continue to intensify in the future due to the increase in the size, resources and number of market participants. Many facilities-based competitive local exchange carriers have committed substantial resources to building their networks or to purchasing competitive local exchange carriers or inter-exchange carriers with complementary facilities. By building or purchasing a network or entering into interconnection agreements or resale agreements with incumbent local exchange carriers, including regional Bell operating companies and inter-exchange carriers, a provider can offer single source local and long distance services similar to those offered by CoreComm Holdco. Additional alternatives may provide competitors with greater flexibility and a lower cost structure than CoreComm Holdco's. Some of these competitive local exchange carriers and other facilities-based providers of local exchange service are acquiring or being acquired by inter-exchange carriers. These combined entities may provide a bundled package of telecommunications products, including local and long distance telephony, that is in direct competition with the products offered or planned to be offered by CoreComm Holdco.


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

Customer Dependence and Seasonality

         CoreComm Holdco does not depend upon any single customer for any significant portion of its business. Neither our business nor the telecommunications industry are generally characterized as having a material seasonal element, and it does not expect its business or the industry to become seasonal in the foreseeable future.

Employees

         CoreComm Limited has four employees, each of whom is also employed by CoreComm Holdco. As of December 31, 2001, CoreComm Holdco had an aggregate of approximately 1,350 employees. None of these employees are represented by any labor organization. Each of CoreComm Limited and CoreComm Holdco believes that its relationship with its employees is excellent.


GOVERNMENT REGULATION OF THE TELECOMMUNICATIONS SERVICES BUSINESS

Overview


    The telecommunications services we provide are subject to regulation by federal, state and local government agencies. The following summary does not purport to describe all current and proposed regulations and laws affecting the telecommunications industry, but is intended rather as an overview of material regulatory regimes. Federal and state regulations and legislation are the subject of judicial proceedings, legislative hearings and administrative proposals, which could change in varying degrees the manner in which this industry operates. Neither the outcome of these proceedings nor their impact on the telecommunications industry or CoreComm Holdco's business can be predicted at this time. Future federal or state regulations and legislation may be less favorable to CoreComm Holdco than current regulation and legislation and therefore may have a material and adverse impact on its business and financial prospects. In addition, we may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.


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

    o requires incumbent local exchange carriers such as Verizon or SBC, which we refer to as ILECs, to interconnect with and provide services for resale by competitors;

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

    o Co-location. Subject to space and equipment use limitations, ILECs must permit CLECs to install and maintain some types of their own network equipment in ILECs' central offices and remote terminals. The rates, terms and conditions are subject to negotiation and, failing agreement, to arbitration before state public utility commissions.

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

    o Rates. The rates charged by incumbent local exchange carriers for interconnection and Unbundled Network Elements must be calculated using a forward-looking, cost-based methodology, and may vary greatly from state to state. These rates must be approved by state regulatory commissions, which often follows a lengthy and expensive negotiation, arbitration, and review process. Recurring and non-recurring charges for telephone lines and other Unbundled Network Elements may change based on the rates proposed by ILECs and approved by state regulatory commissions from time to time, which creates uncertainty about how interconnection and unbundled element rates will be determined in the future and which could have an adverse effect on our operations. The ILECs have appealed aspects of the methodology used to set these rates to the United States Supreme Court. If the appeal is successful, it could result in higher prices for interconnection and Unbundled Network Elements.

    While the Telecommunications Act generally requires ILECs to offer interconnection, Unbundled Network Elements and resold services to CLECs, ILEC-to-CLEC interconnection agreements have limited terms, requiring the CLEC to renegotiate the agreements on a periodic basis. ILECs may not provide timely installation or adequate service quality, thereby impairing a CLEC's reputation with customers who can easily switch back to the ILEC.


Current Regulatory Issues

    The following regulatory issues are currently before the FCC and various courts and may impact CoreComm Holdco's operations.

Reciprocal Compensation


    In March 2000, the U.S. Court of Appeals for the D.C. Circuit overturned the FCC's previous determination that calls to Internet service providers are not local. The court found that the FCC had failed to explain adequately its determination that a call does not terminate at an ISP merely because the ISPs then originate further telecommunications that extend beyond state boundaries. In response to this court ruling, in April 2001 the FCC once again determined that calls to ISPs are jurisdictionally interstate, and thus, not subject to reciprocal compensation under Section 251(b)(5) of the Telecommunications Act. Instead, the FCC adopted an interim graduated rate scheme for ISP-bound traffic in which the compensation rates for ISP-bound traffic decrease on a yearly basis. In addition, the FCC initiated a proceeding to comprehensively review all intercarrier compensation schemes, in which it suggested moving to a bill-and-keep regime for all intercarrier payments. The interim graduate rate regime for ISP-bound traffic will remain in place for the next three years or until FCC concludes its review of all intercarrier compensation schemes.

    A number of parties have filed petitions for reconsideration of the FCC's decision regarding compensation for ISP-bound traffic, but the FCC has yet to act on those petitions. In addition, many competitive carriers and state public utility commissions have appealed the FCC's determination to the U.S. Court of Appeals for the D.C. Circuit. The court will hear oral arguments in February 2002. The outcome of this appeal could have an impact on the amount of compensation CoreComm Holdco receives for ISP-bound traffic. As our existing interconnection agreements expire and as we enter new markets, we must negotiate new reciprocal compensation rates and traffic scope with each incumbent carrier. A reduction in rates payable for Internet service provider reciprocal compensation could have an adverse effect on CoreComm Holdco's future revenues and business strategy.

Co-location

    The FCC has adopted rules requiring incumbent local exchange carriers to provide co-location to competitive local exchange carriers for the purpose of interconnecting their competing networks. In a July 2001 decision, the FCC concluded that collocating equipment is necessary for interconnection or access to Unbundled Network Elements if an inability to deploy that equipment would, as a practical, economic, or operational matter, preclude the requesting carrier from obtaining interconnection or access to Unbundled Network Elements. In addition, the FCC found that multifunction equipment satisfies the necessary standard only if the equipment's primary purpose and function is to provide the requesting carrier with equal in quality interconnection or nondiscriminatory access to UNEs. Finally, the FCC determined that ILECs are no longer required to permit competitors to construct and maintain cross-connects outside the physical co-location space of the ILEC's premises. However, ILECs must provision cross-connects between collocated carriers upon reasonable request. The ILECs have appealed these findings to the U.S. Court of Appeals for the D.C. Circuit. A successful appeal could provide incumbent carriers with a basis for refusing to collocate multifunction equipment or provide co-location in a timely and efficient manner. This could have a negative impact on CoreComm Holdco's network deployment plans.


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


    On May 24, 2002, the United States Court of Appeals for the District of Columbia Circuit issued a decision vacating the FCC's line sharing rules and remanding them back to the FCC for further consideration. The Court concluded that the FCC failed to give adequate consideration to the issue of whether the line sharing requirements are necessary given the apparent presence of competition in broadband services offered by other cable and satellite providers. As a result of the Court's decision, the line sharing rules will be deemed no longer effective absent a temporary order by the FCC or the Court requiring the rules to remain in affect pending final resolution of the issue on appeal or upon further review by the FCC. Although the ruling should have no direct effect on us because CoreComm Holdco does not engage in line sharing, it could have a direct affect on the operations of a provider from whom it purchase DSL services for resale to their ISP customers, which could in turn have an adverse impact on CoreComm Holdco unless the effect of the Court's ruling is stayed pending further review.


Local Exchange Carrier Entry Into New Markets


    UNE Entry. The FCC has adopted rules that allow competitors to purchase at cost-based rates elements of an ILEC's network that may be necessary to provide service to CoreComm Holdco's customers. The FCC is currently reviewing the framework under which ILECs must make Unbundled Network Elements available to competing carriers. As a result of this review, the FCC may determine that ILECs no longer need to unbundle network elements, which may impact CoreComm Holdco's ability to provide service to its customers. In addition, the FCC is currently considering whether to adopt performance standards for ILECs' provision of Unbundled Network Elements. These standards would ensure that ILECs provision those elements on a timely basis.

    On May 24, 2002, the United States Court of Appeals for the District of Columbia Circuit issued a decision overturning the FCC's rules requiring ILECs to provide Unbundled Network Elements to competing carriers and remanding those rules back to the FCC for further consideration. The Court found that under the "impair" standard set forth in the Telecommunications Act, the FCC failed to adequately justify why it adopted a uniform national list of elements that must be unbundled by ILECs in all geographic and customer markets, as opposed to market-specific rules requiring particular elements to be unbundled only in those markets where the absence of such an element would "impair" competition. Unlike the Court's decision in respect of line sharing, the Court's ruling as to the FCC's unbundling requirements did not vacate the unbundling requirements and, therefore, those rules should remain in effect without alteration pending final resolution upon appeal or upon further review by the FCC.

    Section 271 Entry. CoreComm Holdco's principal competitor in each market is the ILEC. Some of these carriers, the Regional Bell Operating Companies are currently permitted to provide long distance services to customers outside of their local service areas and in conjunction with their mobile telephone services, but are prohibited from providing long distance services that originate in those states where they provide local telephone service, which is referred to as in-region long distance service.
Section 271 of the Telecommunications Act established procedures under which ILECs can provide in-region long distance services in a state after receiving approval from the FCC. To obtain approval, the ILEC must comply with a competitive checklist that incorporates, among other things, the interconnection requirements discussed above.

    Approval from the FCC under Section 271 will enable an ILEC to provide customers with a full range of local and long distance telecommunications services. The provision of landline long distance services by ILECs is expected to reduce the market share of the major long distance carriers, which may be significant customers of our services. Consequently, the entry of the ILECs into the long distance market may have adverse consequences on the ability of CLECs both to generate access revenues from the inter-exchange carriers and to compete in offering a package of local and long distance services. Starting in December 1999, the FCC has approved a number of 271 applications, including applications for New York, Texas, Oklahoma, Kansas, Massachusetts, Connecticut, Pennsylvania, Arkansas, Missouri, Georgia and Louisiana, and an application for 271 authority in New Jersey is currently pending before the FCC. We CoreComm Holdco anticipates that the ILECs will soon initiate similar proceedings to obtain long distance service authority in every other state in which we operate or plan to operate.


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

Universal Service

    Universal service obligations apply to all telecommunications carriers that provide interstate telecommunications services. In May 1997, the FCC issued an order implementing the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service. This order requires all telecommunications carriers providing interstate telecommunications services, including CoreComm Holdco, to contribute to universal service support for schools, libraries and rural health care programs. CoreComm Holdco's contribution to the federal support funds is calculated based on a percentage of its gross end-user interstate and international telecommunications revenue. The amount of CoreComm Holdco's required contribution changes each quarter, but may be passed on to its end users on a pro rata basis. The FCC is currently seeking comment on whether it should change the manner in which it assesses contributions, such as moving from revenue-based to flat-rate assessment, and the way in which carriers recover USF costs from their customers. Furthermore, we may be eligible to directly or indirectly receive subsidy funds for telecommunications services we provide to some covered end users. Most state public service commissions have adopted rules or are currently considering actions to preserve universal service and promote the public interest. CoreComm Holdco is currently unable to quantify the amount of subsidy payments that it will be required to make and the effect that these required payments will have on its financial condition.

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

Dominance/Non-Dominance


    Through a series of proceedings, the FCC has established different levels of regulation for dominant carriers and non-dominant carriers. As a non-dominant carrier, CoreComm Holdco is subject to relatively limited regulation by the FCC. However, at a minimum, CoreComm Holdco must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory. One goal of the Telecommunications Act is to increase competition for telecommunications services and thus reduce the need for regulation of these services. To this end, the Telecommunications Act requires the FCC to streamline its regulation of incumbent local exchange carriers and permits the FCC to forbear from regulating particular classes of telecommunications services or providers. In fact, the FCC is currently considering whether to deem ILECs non-dominant in the provision of broadband services. Since CoreComm Holdco is a non-dominant carrier and, therefore, is not heavily regulated by the FCC, the potential for regulatory forbearance likely will be more beneficial to the incumbent local exchange carriers than to CoreComm Holdco in the long run.


Detariffing


    The Telecommunications Act requires all common carriers, including CoreComm Holdco, to charge just and reasonable rates for their services and to file schedules of these rates with the FCC. These schedules are known as tariffs and they represent a contract between a carrier and its customers. The FCC has used its forbearance authority to eliminate the filing of tariffs in several instances. Most non-dominant carriers must detariff for their interstate inter-exchange services. However, non-dominant carriers are permitted to continue to file tariffs for some dial-around type services. For international services, non-dominant carriers may not file any new or revised contract tariffs or tariffs for other long-term international service arrangements and most non-dominant carriers were required to detariff by January 28, 2002. Rather, non-dominant carriers must now post their rates, terms and conditions in a publicly available form, such as on a website. Furthermore, as explained above, the FCC has recently adopted permissive detariffing for the access charges competitive carriers levy on interstate long distance carriers for completing calls to competitive local exchange carriers' customers. The FCC's preclusion of non-dominant interstate carriers from filing tariffs may increase CoreComm Holdco's exposure to litigation. Currently, tariffs contain provisions limiting the liability of providers on a variety of issues. In the absence of filed tariffs, carriers must rely on negotiated contracts with each customer to provide these liability limitations.


    In addition to requiring the incumbent local exchange carriers to open their networks to competitors and reducing the level of regulation applicable to competitive local exchange carriers, the Telecommunications Act also reduces the level of regulation that applies to the incumbent local exchange carriers, thereby increasing their ability to respond quickly in a competitive market. For example, the FCC has applied streamlined tariff regulation of the incumbent local exchange carriers introduction of new services, which shortens the requisite waiting period before which tariff changes may take effect. These developments enable the incumbent local exchange carriers to change rates more quickly in response to competitive pressures. The FCC has also adopted heightened price flexibility for the incumbent local exchange carriers, subject to specified caps. If exercised by the incumbent local exchange carriers, this flexibility may decrease CoreComm Holdco's ability to compete effectively with the incumbent local exchange carriers in its markets.

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

    o do not relate the fees imposed under the ordinance to the costs incurred by the local government in maintaining the rights-of-way; or

    o seek to impose fees based on a concept of the value of the use to the provider by relating the fees to provider revenues.


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

International Operations

    CoreComm Holdco already provides international resale services and may ultimately expand our operations to other countries. The FCC requires every carrier that originates international telecommunications from within the U.S., either through the use of its own facilities or on a resale basis, to secure in advance an authorization from the FCC under Section 214 of the Telecommunications Act. Additionally, these carriers must comply with other routine reporting requirements. CoreComm Holdco holds a Section 214 Authorization for both facilities-based and resale international services.

Internet Regulation


    The FCC currently does not regulate the provision of Internet service, although it does regulate common carriers that provide elements of the networks on which the Internet is based. Similarly, state public utility commissions generally do not regulate Internet service, except in some limited circumstances where incumbent local exchange carriers provide Internet services. The FCC and some states, however, are reviewing the development of the Internet and the types of services that are provided through it. For example, if the FCC should determine that an Internet service provider offers a service that is an exact substitute for long distance telephone service with the sole distinction that it is based on a packet-switched network rather than a circuit-switched network, the FCC may determine that it should impose similar regulation on the new services.


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

    Several states provide incumbent local exchange carriers with flexibility for their rates, special contracts, selective discounting, and tariffs, particularly for services that are considered to be competitive. This pricing flexibility increases the ability of the incumbent local exchange carrier to compete with us and constrains the rates we may charge for our services. States may grant incumbent local exchange carriers additional pricing flexibility. At the same time, some incumbent local exchange carriers may request increases in local exchange rates to offset revenue losses due to competition. Some states require prior approvals or notification for some transfers of assets, customers or ownership of a competitive local exchange carrier and for issuance of bonds, notes or other evidence of indebtedness or securities of any nature. Delays in receiving required regulatory approvals may occur.


Item 2.  PROPERTIES.

         We do not own or lease any property. As discussed previously, the first phase of the Holdco recapitalization was completed on December 28, 2001. As a result, CoreComm Limited now owns only approximately 13% of the outstanding common shares of CoreComm Holdco, and CoreComm Holdco now operates the businesses that were historically operated by CoreComm Limited. CoreComm Holdco does not own any property. Some of CoreComm Holdco's subsidiaries lease switch buildings, ILEC collocations and office space in those areas of the Mid-Atlantic and Midwestern United States where they maintain their operations. CoreComm Holdco believes its facilities are adequate to serve its present business operations and needs for the foreseeable future. See the Notes to the CoreComm Holdco Consolidated Financial Statements included elsewhere in this Form 10-K/A for information concerning lease commitments.

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

        On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss several of CoreComm Newco's counterclaims. On April 17, 2002, CoreComm Newco filed its opposition in Ameritech's motions for dismissal and these items are now pending before the court for disposition.

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

    o On December 3, 2001, General Electric Capital Corp. filed a lawsuit in the Circuit Court of Cook County, Illinois against CoreComm Limited and MegsINet, Inc., an indirect subsidiary of CoreComm Holdco, seeking approximately $8 million in allegedly past due amounts and return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint naming CoreComm Holdco as an additional defendant. On June 5, 2002, defendants filed a motion to dismiss and/or stay plaintiff's complaint. Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CoreComm Limited and CoreComm Holdco seeking a court order allowing it to take repossession of its alleged equipment. After a hearing on the matter following the submission of defendants' opposition, GECC withdrew its complaint and filed a new action on May 3, 2002, in an effort to supply the court with additional information regarding its alleged rights to the equipment. Defendants' response to the May 3 complaint was filed on May 29, 2002 asking the court to dismiss plaintiff's complaint. Defendants intend to defend themselves vigorously against both complaints and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the foregoing litigation.

    o On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CoreComm Limited, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet, Inc. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers. On March 27, 2002, some of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims.

    o On March 1, 2002, Easton Telecom Services, LLC, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. asserting that Easton Telecom Services, LLC is the assignee of rights of Easton Telecom Services, Inc. under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million, primarily in respect of early termination penalties, for telecommunications services purportedly provided under alleged contracts between Easton Telecom Services, Inc. and MegsINet, Inc. Subsequently, on April 18, 2002, Easton Telecom Services, LLC filed an amended complaint in the above-referenced matter naming Voyager Information Networks, Inc. as an additional defendant and increasing the amount in dispute to approximately $5.1 million. On May 7, 2002, defendants filed their answer denying Easton LLC's allegations and asserting multiple defenses, including defenses challenging the validity of the alleged contracts and plaintiff's claims as to alleged damages. Defendants intend to defend themselves vigorously and pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of this litigation.

    o FiberStream, Inc., a direct subsidiary of CoreComm Limited, has been in communications with Metromedia Fiber Networks, Inc., referred to as MFN, regarding a dispute between the parties under a General Agreement dated September 29, 2000 and a related Product Order of the same date. The dispute centers around the accuracy of some statements that were made by MFN concerning the nature of its network at the time of contracting, the timeliness of the installation of the circuits by MFN under the agreement, and FiberStream's obligation, if any, to make payments in respect of those circuits. MFN has indicated that unless payment is made for the circuits, it may initiate arbitration under the agreement and seek early termination penalties in excess of approximately $1.1 million. FiberStream has rejected MFN's demands and has advised that it will defend itself vigorously and pursue all available counterclaims, including claims for fraudulent inducement relating to the execution of the contract and damages arising from MFN's alleged failure to perform under the contract. The parties have discussed the prospect of settling their respective claims without resort to litigation and those discussions are presently ongoing.

    o On October 9, 2001, Enavis Networks, Inc. filed an action in the Circuit Court of Pinellas County, Florida against CoreComm Limited asserting that Enavis is owed approximately $420,000 relating to the alleged sale and installation of telecommunications equipment by Enavis. CoreComm Limited has filed a motion to dismiss this action for lack of personal jurisdiction over us in Florida and this motion is still pending. Upon resolution of the motion to dismiss in Florida and assuming that the matter proceeds in litigation, CoreComm Limited intends to defend this action vigorously and assert counterclaims against Enavis arising from Enavis' failure to provide equipment complying with CoreComm's specifications.

    o On or about September 14, 2001, a lawsuit was filed by WXIII/Far Yale Gen-Par, LLC, as General Partner of WXIII/Far Yale Real Estate Limited Partnership against CoreComm Communications, Inc., a direct, wholly-owned subsidiary of CoreComm Holdco, and CoreComm Limited seeking approximately $172,500 in unpaid rent, interest and other charges allegedly owed under a commercial real estate lease between Yale and CoreComm Communications as to which CoreComm Limited is the guarantor. On or about February 5, 2002, Yale filed a motion with the court requesting permission to amend the complaint to specify a revised figure of $404,290.87 as the amount allegedly due under the lease and to add an additional count asking the court to issue a preliminary injunction preventing the defendants from transferring, selling, assigning, encumbering or otherwise hypothecating any of their assets, including any debt or equity interests in their subsidiaries, except for usual and ordinary expenses paid in the usual and ordinary course of business. On February 27, 2002, Yale's motion for a preliminary injunction was denied subject to the substitution of CoreComm Holdco for CoreComm Limited as guarantor on the lease and Yale's motion to specify the revised figure of $404,290.87 was granted. The parties have reached an agreement in principle to settle the litigation although, pending the execution of a formal settlement agreement, the litigation remains in effect.

    o CoreComm Holdco has received correspondence from various operating subsidiaries of Verizon Communications, Inc. claiming that Verizon is owed a total of approximately $11 million for services allegedly provided in Delaware, Maryland, Virginia, District of Columbia, Massachusetts and New York, and threatening to activate account embargo and service suspension procedures in those states if payment of the alleged amount is not received by July 22, 2002. CoreComm Holdco is currently reviewing Verizon's claims against its own billing records, including records reflecting unresolved disputed charges. CoreComm Holdco intends to pursue all remedies available to it and defend itself vigorously against these allegations. However, it is not presently possible to predict how the matter will be resolved.




Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of CoreComm Limited during the quarter ended December 31, 2001.


                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         CoreComm Limited formerly was a wholly owned subsidiary of Cellular Communications of Puerto Rico, Inc., referred to as CCPR and formerly known as CoreComm Incorporated. On September 2, 1998, CCPR distributed to its stockholders, on a one for one basis, all of the capital stock of CoreComm Limited. CoreComm Limited common stock began trading on the Nasdaq National Market on September 2, 1998, under the Nasdaq symbol "COMFV." Subsequently, on September 3, 1998, the symbol was changed to "COMMF," and on September 17, 1999, the symbol was changed to "COMM," under which it presently trades. The following table sets forth, for the periods indicated, the high and low bid prices as reported on the Nasdaq National Market.

                                                          Bid Price


                                                    High               Low
2000
First Quarter                                       $49.13            $32.08
Second Quarter                                      $42.81            $14.69
Third Quarter                                       $20.38            $ 7.81
Fourth Quarter                                      $ 8.00            $ 2.06
2001
First Quarter                                       $ 4.75            $  .09
Second Quarter                                      $  .63            $  .09
Third Quarter                                       $  .22            $  .06
Fourth Quarter                                      $  .20            $  .07
2002
First Quarter                                       $  .16            $  .06
Second Quarter (through June 25, 2002)              $  .12            $  .04

         On December 17, 2001, the last full day of trading before the public announcement of CoreComm Holdco's intention to commence the exchange offers, the last bid price for CoreComm Limited common stock on the Nasdaq National Market was $0.17.

         As of June 25, 2002, there were approximately 510 record holders of CoreComm Limited common stock. This figure does not reflect beneficial ownership of shares held in nominee names.


         Limited has never paid cash dividends on its common stock and is currently restricted from doing so by the terms of its senior credit facility. Limited does not presently contemplate paying cash dividends and believes that it is extremely unlikely that it will pay cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA.


         The following selected financial data of CoreComm Limited and its predecessor, OCOM Corporation Telecoms Division, referred to as OCOM, should be read in conjunction with the historical financial statements and notes thereto of CoreComm Limited and CoreComm Holdco included elsewhere in this Form 10-K/A. The selected historical financial data relates to OCOM as it was operated prior to its acquisition by CoreComm Limited.


         The first phase of the Holdco recapitalization, which was completed by December 28, 2001, reduced CoreComm Limited's ownership of CoreComm Holdco from 100% to approximately 13%. At that time, CoreComm Limited began to account for CoreComm Holdco on the equity method and no longer consolidated CoreComm Holdco.




                                                                                                        The Predecessor (OCOM)
                                                                                                       -----------------------

                                                                             For the Period from
                                                                             April 1, 1998 (date       For the Period
                                                                            operations commenced)      from January 1,   Year Ended
                                        Year Ended December 31,                to December 31,             1998 to      December 31,
                                  2001 (1)       2000 (2)        1999 (3)           1998 (4)            May 31, 1998         1997
                                  ----           ----            ----               ----                ------------         ----
                                                                       (in thousands, except per share data)
Income statement data:
Revenues                           $293,207       $132,122         $58,151       $  6,713                 $  1,452       $  3,579
Operating expenses                  905,840        431,449         161,376         25,139                    4,234          7,954
(Loss) before extraordinary
     item                          (658,990)      (313,811)       (103,524)       (16,255)                  (2,782)        (4,379)
Gain on early extinguishment
     of debt                         39,498              -               -              -                        -              -
Net (loss)                         (619,590)      (313,811)       (103,524)       (16,255)                  (2,782)        (4,379)
Net (loss) per common
  share basic and diluted (5):
(Loss) before extraordinary
     item                             (6.77)         (6.73)          (3.03)          (.55)                    (.09)          (.15)
Gain on early extinguishment
     of debt                           0.39              -               -              -                        -              -
Net (loss)                            (6.38)         (6.73)          (3.03)          (.55)                    (.09)          (.15)
Weighted average number of
  common shares basic and
  diluted (5):                      100,669         47,480          34,189          29,678                  29,664         29,419



                                                                                                   The Predecessor (OCOM)
                                                                            December 31,
                                                 2001 (1)      2000 (2)        1999 (3)          1998 (4)         1997
                                                 --------      ----            ----              ----             ----
                                                                                       (in thousands)
Balance sheet data:
Working capital (deficiency)                    $(25,545)      $(123,642)      $121,292      $133,899         $(950)
Fixed assets, net                                    146         179,651         90,619         3,582         1,269
Total assets                                      12,423         909,763        392,103       176,526         1,731
Long-term debt                                   261,624         358,624        179,318           283            --
Notes payable to affiliates                           --          16,170             --            --            --
Other noncurrent liabilities                          --           2,693         14,564           218            --
Shareholders' equity (deficiency)               (274,900)        316,278        126,926       169,297            --
Parent's investment                                   --              --             --            --           321


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


  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION




Liquidity and Capital Resources

    As a result of the first phase of the Holdco recapitalization, CoreComm Limited, which formerly owned 100% of CoreComm Holdco's outstanding capital stock, now owns only approximately 13% of CoreComm Holdco's outstanding capital stock. CoreComm Holdco owns substantially all of the business operations, which CoreComm Limited formerly owned indirectly through CoreComm Holdco. However, CoreComm Limited remains a party liable under the $156.1 million senior secured credit facility and has no right to withdraw any additional money under that facility. Additionally, CoreComm Limited is a co-obligor with CoreComm Holdco for the 10.75% Unsecured Convertible PIK Notes due April 2011 of $16,599,000, including accrued PIK interest. In addition, as of March 31, 2002, CoreComm Limited had obligations of approximately $591 million of debt and preferred securities now held by CoreComm Holdco, $4.75 million principal amount of public notes that are not held by CoreComm Holdco, and other liabilities. In addition, the senior secured credit facility does not allow CoreComm Holdco to pay any dividends or distribute assets to CoreComm Limited. As a result of these financial conditions, CoreComm Limited currently lacks the resources to meet its obligations as they become due.

    CoreComm Limited's auditors included a going concern explanatory paragraph in their audit report for the year ended December 31, 2001, which states that CoreComm Limited's liquidity conditions raise substantial doubt about its ability to continue as a going concern.


    CoreComm Limited does not contemplate raising any additional financing in the foreseeable future.


    As a result of the first phase of the Holdco recapitalization, CoreComm Holdco holds $160 million principal amount of public notes, approximately $105.7 million principal amount of CoreComm Limited Senior Unsecured Notes and all of CoreComm Limited's outstanding preferred stock. CoreComm Limited does not have the financial resources to meet its obligations under these notes and preferred stock if CoreComm Holdco requires it to do so. CoreComm Limited has agreed that it will surrender to CoreComm Holdco the number of shares of CoreComm Holdco common stock that CoreComm Holdco requests. CoreComm Holdco intends to request that CoreComm Limited surrender, immediately following the merger, all shares of CoreComm Holdco common stock that it owns, other than the number of shares of CoreComm Holdco common stock deliverable upon conversion of public notes not tendered in the exchange offer for public notes or converted prior to the completion of the merger. Therefore, if the merger is completed, CoreComm Limited will own little or no common stock of CoreComm Holdco, and thus will own little or no material assets, since CoreComm Holdco common stock is CoreComm Limited's only material asset. In exchange for surrendering shares of CoreComm Holdco common stock, both CoreComm Holdco and CoreComm Limited have agreed to waivers and amendments to delay payments with respect to these securities.


    Under the exchange offers, those stockholders and noteholders who exchange their shares and public notes, respectively, will receive shares of CoreComm Holdco, and would no longer hold CoreComm Limited securities.


    CoreComm Limited may lack the resources to meet the obligations of the remaining $4.75 million in principal amount of public notes that are not held by CoreComm Holdco. CoreComm Limited did not pay any interest that was due on the public notes on October 1, 2001 until December 2001 at which time it paid this interest to the parties that entered into public note agreements in connection with the first phase of the Holdco recapitalization. On March 28, 2002, the October 1, 2001 interest payment, together with interest accrued thereon, was paid on the $4.75 million in principal amount of public notes that did not receive the October 1, 2001 interest payment in December 2001. The April 1, 2002 interest payment on the public notes has not yet been paid and CoreComm Limited is in default under those notes. The consideration CoreComm Holdco is offering in its exchange offer for the public notes includes $30.00 in cash, which represents the April 1, 2002 interest payment, for each $1,000 in principal amount outstanding.

    On February 14, 2002, CoreComm Limited received written notification from Nasdaq indicating that it failed to comply with the minimum market value of publicly held shares and minimum bid price requirements for continued listing on the Nasdaq National Market and that it would have until May 15, 2002 to regain compliance. CoreComm Limited did not regain compliance by May 15, 2002. On May 16, 2002, Nasdaq provided CoreComm Limited written notice of a Nasdaq Staff Determination indicating that CoreComm Limited common stock is subject to delisting from the Nasdaq National Market. On May 23, 2002, CoreComm Limited filed a request for a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination. A hearing has been set for June 28, 2002. Under Nasdaq rules, pending a decision by the Panel, CoreComm Limited common stock will continue to trade on the Nasdaq National Market. CoreComm Limited will not be notified until the Panel makes a formal decision. There can be no assurance that CoreComm Limited will prevail at the hearing, and that its common stock will not be delisted from the Nasdaq National Market.

    If CoreComm Limited common stock is delisted from the Nasdaq National Market, shares may trade in the over-the-counter market and price quotations may be reported by other sources. The extent of the public market and the availability of quotations for shares of CoreComm Limited common stock would, however, depend upon the number of holders of shares remaining at that time, the interest in maintaining a market in shares of CoreComm Limited common stock on the part of securities firms and other factors. In addition, if CoreComm Limited common stock is delisted from the Nasdaq National Market and CoreComm Limited no longer meets the requirements of Rule 12g-3 of the Securities Exchange Act of 1934, CoreComm Limited may terminate the registration of its shares under the Securities Exchange Act of 1934, which would affect the extent of the public market and the availability of quotations for shares of CoreComm Limited common stock.


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

    The following table includes aggregate information about CoreComm Limited's contractual obligations as of December 31, 2001 and the periods in which payments are due:



                                                                    Payments Due by Period
                                                                   Less than 1
                       Contractual                                    Year         1-3       4-5      After 5
                                                                      ----
                       Obligations                      Total                     Years     Years      Years
                                                                          (in thousands)
      Long-Term Debt(1)..............                $270,429      $      --    $ 105,679  $164,750    $ --
      Capital Lease Obligations......                    none             --           --        --      --
      Operating Leases...............                    none             --           --        --      --
      Unconditional Purchase Obligation                  none             --           --        --      --
      Other Long-Term Obligations....                    none             --           --        --      --
                                                     --------        -------    ---------  --------    ----
      Total Contractual Cash Obligations             $270,429        $    --    $ 105,679  $164,750    $ --
                                                     ========        =======    =========  ========    ====

    The following table includes aggregate information about CoreComm Limited's commercial commitments as of December 31, 2002. Commercial commitments are items that CoreComm Limited could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.




                                                       Amount of Commitment Expiration Per Period
                                                       ------------------------------------------
                                                                    Less than
                  Other Commercial                Total Amounts         1         1-3        4-5      Over 5
                    Commitments                     Committed          Year      Years      Years      Years
                    -----------                     ---------          ----      -----      -----     ------
                                                                        (in thousands)
       Guarantees(2)................           $     172,274            $ --      $11,700   $76,050    $ 84,524
       Lines of Credit..............                   None               --           --         --         --
       Standby Letters of Credit....                   None               --           --         --         --
       Standby Repurchase Obligations                  None               --           --         --         --
       Other Commercial Commitments.                   None               --           --         --         --
                                                   --------             ----      -------   --------   --------
       Total Commercial Commitments.           $     172,274            $ --      $11,700   $ 76,050   $ 84,524
                                               =============            ====      =======   ========   ========


----------


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


    CoreComm Limited's original business plan included construction of facilities-based network in numerous markets and expansion through acquisitions. CoreComm Limited commenced providing telephone service on a resale basis while its network construction was in process. CoreComm Limited also incurred significant advertising and marketing costs in order to create name recognition and significant other operating and administrative costs used in establishing the business. All of these activities required cash expenditures which is reflected in the approximately $1.1 billion deficit at March 31, 2002, CoreComm Limited's history of operating and net losses, cash used in operating activities of $216 million from April 1, 1998 (date operations commenced) to December 31, 2000 and cash used for purchases of fixed assets of $88 million from April 1, 1998 (date operations commenced) to December 31, 2000.


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


    CoreComm Limited has also engaged in significant efforts to capitalize on more profitable network services to reduce existing network costs and capital expenditures, and enhance gross margins going forward. A large portion of CoreComm Limited's business and residential local access lines have been converted to these more profitable services, resulting in improved operating results on a going forward basis.


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

    The following table summarizes the reorganization charges incurred and utilized in 2000 and 2001. As a result of the deconsolidation of CoreComm Holdco's and CoreComm Limited's financial statements, there is no balance remaining relating to these charges.



                                                     Employee                                    Fixed
                                                     Severance     Lease                         Assets
                                                    and Related     Exit       Agreement          and
                                                       Costs       Costs     Terminations     Prepayments      Total
                                                       -----       -----     ------------     -----------      -----
                                                                              (in thousands)
Charged to expense................                    $ 2,089     $  1,917     $    --         $     --      $   4,006
Utilized..........................                       (775)      (1,396)         --               --         (2,171)
                                                      -------     --------     -------         --------      ---------
Balance, December 31, 2000........                      1,314          521          --               --          1,835
Charged to expense................                      3,409        6,928       6,572           21,772         38,681
Adjustments.......................                       (996)          73          --             (386)        (1,309)
Utilized..........................                     (3,218)      (4,416)     (2,914)         (21,386)       (31,934)
Deconsolidation of CoreComm Holdco                       (509)      (3,106)     (3,658)              --         (7,273)
                                                      -------     --------     -------         --------      ---------
Balance, December 31, 2001........                    $    --     $     --     $    --         $     --      $      --
                                                      =======     ========     =======         ========      =========


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

Years Ended December 31, 2000 and 1999


    As a result of the completion of the acquisitions of Voyager and ATX in September 2000, CoreComm Limited consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1999 results.


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


    Non-cash compensation in 2000 of $43,440,000 includes $38,652,000 from the grant of options at an exercise price below fair market value, and $4,788,000 from the rescission of stock option exercises. In April 2000, the Compensation and Option Committee of CoreComm Limited's Board of Directors approved the issuance of options to purchase approximately 2.7 million shares of Limited's common stock to various employees at an exercise price of $14.55, which was less than the fair market value of its common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, CoreComm Limited recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to December 31, 2000, $9.7 million of the deferred non-cash compensation was charged to expense. In November 2000, CoreComm Limited's Board of Directors approved the rescission of previously exercised employee stock options. CoreComm Limited issued notes to employees for the repurchase of the 671,000 shares of common stock for an aggregate of $6,803,000, which exceeded the fair market value of its common stock on the date of repurchase. The notes earned interest at a rate of 4.5% and were redeemed in December 2000. CoreComm Limited recorded non-cash compensation of $4.7 million from these transactions.


    The non-cash compensation charge of $1,056,000 in 1999 was recorded in accordance with APB Opinion No. 25, related to a change in employee stock option agreements.


    Other charges of $12,706,000 in 2000 include a reserve of $8,700,000 for notes receivable from former officers of Voyager, and restructuring costs of $4,006,000. The restructuring costs relate to CoreComm Limited's announcements in March and December 2000 of reorganizations of CoreComm Limited's operations. The charge consisted of employee severance and related costs of $2,089,000 for approximately 250 employees to be terminated and lease exit costs of $1,917,000. As of December 31, 2000, $2,171,000 of these provisions had been used, including $775,000 for employee severance and related costs and $1,396,000 for lease exit costs. As of December 31, 2000, none of the employees to be terminated were still employed by CoreComm Limited. The remaining provision for leases will be used through 2003.

    The write-down of intangibles in 2000 of $35,920,000 is comprised of $14,784,000 related to business combinations and $21,136,000 related to our LMDS licenses. At December 31, 2000, CoreComm Limited wrote-off the carrying amount of intangible assets from business combinations including goodwill of $6,690,000, workforce of $577,000 and customer lists of $7,517,000. These assets were primarily related to CoreComm Limited's resale CLEC business, which was acquired in 1999. The underlying operations, customer relationships and future revenue streams had deteriorated significantly since the acquisition. These were indicators that the carrying amount of these resale-related assets was not recoverable. CoreComm Limited estimated that the fair value of these assets was zero due to the lack of potential buyers, the overall deterioration of the resale CLEC business environment and because of the negative cash flow of these resale businesses for the foreseeable future. In connection with the reevaluation of our business plan, CoreComm Limited reduced the carrying amount of the LMDS licenses at December 31, 2000 by $21,136,000 to reflect their estimated fair value. The estimated fair value was determined based on an analysis of sales of other LMDS licenses.


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

    o CoreComm Limited's and CoreComm Holdco's determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. Legal counsel is consulted on matters related to litigation. Experts both within and outside the company are consulted with respect to other matters that arise in the ordinary course of business. Examples of matters that are based on assumptions, judgments and estimates are the amount to be paid to terminate some agreements included in reorganization costs, the amounts to be paid to settle some toll and interconnection liabilities, the amount to be paid as a result of some sales and use tax audits and potential liabilities arising from other sales tax matters. A liability is accrued if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable.

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


         The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In the following table, the fair value of CoreComm Limited's 6% Convertible Subordinated Notes due 2006 and the Senior Unsecured Notes due 2003 is based on the fair value of $0.9797 per share for the shares issued by CoreComm Holdco in exchange for the notes. The carrying amount of the variable rate senior secured credit facility approximates the fair value.




                         Interest Rate Sensitivity
                          As of December 31, 2001
                   Principal Amount by Expected Maturity
                           Average Interest Rate

                                             For the Years Ending December 31,                                     Fair Value
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table provides information about our directors and executive officers:


           Name                              Age                               Title
           ----                             ----                               -----
           Barclay Knapp............         45     Chairman of the Board
           Thomas J. Gravina........         40     President and Chief Executive Officer
           Michael A. Peterson......         32     Executive Vice President-- Chief Operating
                                                    Officer, Chief Financial Officer
           Gregg N. Gorelick........         43     Senior Vice President-- Controller and Treasurer
           George S. Blumenthal.....         58     Chairman Emeritus and Director
           Alan J. Patricof.........         67     Director
           Warren Potash............         70     Director



    Our charter provides for a classified board of directors consisting of three classes as nearly equal in number as possible with the directors in each class serving staggered three year terms. The term of the initial Class I Directors which are comprised of Alan J. Patricof and Warren Potash shall terminate on the date of the 2004 annual meeting of stockholders; there currently are no Class II Directors and the term of the initial Class III Directors which are comprised of Barclay Knapp and George S. Blumenthal shall terminate on the date of the 2003 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. The following is a brief description of the present and past business experience of each of the persons who serve as our directors and executive officers.

    Barclay Knapp is currently the Chairman of CoreComm Limited and CoreComm Holdco and was the President, Chief Executive Officer, Chief Financial Officer and director of CoreComm Limited and CoreComm Holdco from March 1998 until January 2002. Mr. Knapp was appointed President of Cellular Communications of Puerto Rico, Inc. in March 1994 and Chief Executive Officer in March 1998, and remained in those positions until the 1999 sale of Cellular Communications of Puerto Rico. Mr. Knapp was a director of Cellular Communications of Puerto Rico from February 1992 and was Chief Financial Officer from that date to 1997. Mr. Knapp was Executive Vice President, Chief Operating Officer and a director of Cellular Communications International, Inc. from July 1991 until June 1998. Mr. Knapp was also Executive Vice President, Chief Operating Officer, Chief Financial Officer and a director of Cellular Communications, Inc. from its founding in 1981 until its sale in 1996. He is currently President, Chief Executive Officer and a director of NTL Incorporated. Mr. Knapp is also a director of Bredbandsbolaget, a Swedish company in which NTL holds a 25% interest.

    Thomas J. Gravina is currently the President and Chief Executive Officer and a director of CoreComm Holdco and the President and Chief Executive Officer of CoreComm Limited. Mr. Gravina was the Executive Vice President and Chief Operating Officer of CoreComm Limited and CoreComm Holdco, until January 2002. Mr. Gravina has been employed by each of CoreComm Limited and CoreComm Holdco since the acquisition of ATX Telecommunications Services, Inc. in September 2000. Prior to the acquisition, Mr. Gravina served as Co-Chief Executive Officer and a partner of ATX, a position he had held since 1987.

    Michael A. Peterson is currently Executive Vice President -- Chief Operating Officer, Chief Financial Officer and a director of CoreComm Holdco and the Executive Vice President -- Chief Operating Officer and Chief Financial Officer of CoreComm Limited, and had served as Vice President -- Corporate Development of CoreComm Limited and CoreComm Holdco since June 2000 and, until that time, had served as Director -- Corporate Development of CoreComm Limited and CoreComm Holdco since our inception. He has worked for us and our related historical affiliates since 1996. He was also Director -- Corporate Development at NTL from 1996 to 2002. Prior to joining NTL, he was in the investment banking division at Donaldson, Lufkin & Jenrette, specializing in the communications industry.

    Gregg N. Gorelick is currently Senior Vice President -- Controller and Treasurer of CoreComm Limited and CoreComm Holdco and has served as Vice President -- Controller and Treasurer since March 1998. Mr. Gorelick was Cellular Communications of Puerto Rico's Vice President and Controller from February 1992 until its sale in 1999, held that position at Cellular Communications International from July 1991 until its sale in 1999 and has held that position at NTL since its formation. From 1981 to 1986 he was employed by Ernst & Whinney (now known as Ernst & Young LLP). Mr. Gorelick is a certified public accountant and was Vice President and Controller of Cellular Communications from 1986 until its sale in 1996.

    George S. Blumenthal has been Chairman Emeritus of CoreComm Limited and CoreComm Holdco since January 2002, a director of CoreComm Limited and CoreComm Holdco since March 1998 and was the Chairman of CoreComm Limited and CoreComm Holdco from March 1998 until January 2002. Mr. Blumenthal was Chairman, Treasurer and a director of Cellular Communications of Puerto Rico from February 1992 until its sale in 1999 and was its Chief Executive Officer from March 1994 until March 1998. In addition, Mr. Blumenthal is Chairman, Treasurer and a director of NTL. Mr. Blumenthal is also a director of Sotheby's Holdings, Inc.

    Alan J. Patricof has been a director of CoreComm Limited and CoreComm Holdco since March 1998. Mr. Patricof is Chairman of APAX Partners, formerly known as Patricof & Co. Ventures, Inc., a venture capital firm he founded in 1969. Mr. Patricof serves as a director of NTL and Boston Properties, Inc., which are publicly held, and Johnny Rockets Group, Inc., which is a privately held company.

    Warren Potash has been a director of CoreComm Limited and CoreComm Holdco since March 1998. Mr. Potash retired in 1991 as President and Chief Executive Officer of the Radio Advertising Bureau, a trade association, a position he held since 1989. Prior to that time, and beginning in 1986, he was President of New Age Communications, Inc., a communications consultancy firm. Until his retirement in 1986, Mr. Potash was a Vice President of Capital Cities/ABC Broadcasting, Inc., a position he held since 1970. Mr. Potash is also a director of NTL.



Item 11.  EXECUTIVE COMPENSATION.


    The following table discloses compensation received by our Chief Executive Officer and our four other most highly paid executive officers for the year ended December 31, 2001.



                                                 Summary Compensation Table*


                                                                                         Long-Term
                                                                                       Compensation
                                                                                          Awards
                                                 Annual Compensation                      Common
                                                                     Other Annual          Stock           All Other
Name and Principal                                                   Compensation       Underlying       Compensation
Position in 2001                 Year     Salary($)      Bonus($)         ($)          Options(#)(1)          ($)
------------------              -----    ----------     ---------   -------------     --------------    ---------
Barclay Knapp                    2001     104,870              --           --                --              --
  President and Chief            2000     121,917              --           --                --              --
  Executive and                  1999      51,667              --           --                --              --
  Financial Officer
George S. Blumenthal             2001     104,870              --           --                --              --
  Chairman                       2000     121,917              --           --                --              --
                                 1999      51,667              --           --                --              --
Richard J. Lubasch(2)            2001      88,390         100,000           --           100,000              --
  Senior Vice                                                                                                 --
     President--                 2000     102,758              --           --            75,000              --
  General Counsel and            1999      39,583              --           --            30,000              --
  Secretary
Thomas J. Gravina(3)             2001     248,077       1,300,000       12,185(4)             --              --
  Executive Vice President
  and Chief Operating
  Officer
Michael A. Peterson(5)           2001       2,400         750,000           --           225,000              --
  Vice President--               2000       2,400              --           --           100,000              --
  Corporate Development
Patty J. Flynt(6)                2001      58,700          50,615           --                --              --
  Senior Vice President and      2000     223,149         117,742       38,161(7)        150,000              --
  Chief Operating Officer        1999     206,250         100,435           --           450,001              --


----------


 * The amounts in the table above represent the amounts directly paid by CoreComm Limited and by CoreComm Holdco to the named executives. In addition, CoreComm Limited share resources with NTL related to corporate activity, including a corporate office and corporate employees. In conjunction with this arrangement, some employees of NTL provided management, financial, legal and technical services to CoreComm Limited and CoreComm Holdco. Under this arrangement, NTL charges CoreComm Holdco the salaries of these employees and other expenses of the shared resources, such as an office expense. In 2001, 2000 and 1999, NTL charged CoreComm Limited $325,000, $919,000 and $2,268,000, respectively, net of CoreComm Limited's charges to NTL. These charges are not included in the above table. It is not practicable to determine the amounts of these expenses that would have been incurred had CoreComm Limited operated without these services. However, in the opinion of CoreComm Limited's management, the allocated method is reasonable. The named executives, except for Mr. Gravina, received salaries from NTL and spent portions of their time providing executive management to CoreComm Holdco. See the section of the prospectus entitled "Certain Relationships and Related Transactions."

(1) Amounts in this column are CoreComm Limited stock option grants. In December 2001, the CoreComm Limited board of directors, in connection with the Holdco recapitalization, accelerated all outstanding options to acquire shares of CoreComm Limited common stock so that all are presently fully vested and exercisable. As is permitted under CoreComm Limited's option plans, on or around April 11, 2002 CoreComm Limited sent notices to the holders of its options stating CoreComm Limited's intention to consummate the merger and informing these holders that their options will terminate upon the consummation of the merger. Between now and the time of the merger, if holders of CoreComm Limited options exercise their options, they would, at the time of the merger, have the same rights as other holders of CoreComm Limited common stock to have their shares of CoreComm Limited converted to shares of our common stock at that exchange ratio.

(2) Effective February 4, 2002, Mr. Lubasch resigned from office as CoreComm Limited's Senior Vice President-- General Counsel and Secretary.

(3) Thomas J. Gravina became Executive Vice President and Chief Operating Officer effective February 1, 2001, following the resignation of Patty
    J. Flynt as Senior Vice President and Chief Operating Officer. In January 2002, he became President and Chief Executive Officer.

(4) Other annual compensation represents a car allowance.

(5) In January 2002, Mr. Peterson became Executive Vice President-- Chief Operating Officer and Chief Financial Officer.

(6) Effective February 1, 2001, Ms. Flynt resigned from office as Senior Vice President and Chief Operating Officer.

(7) Other annual compensation includes reimbursement for relocation expenses and moving expenses.

Employment Arrangements

    CoreComm Holdco's executive compensation program is designed to be closely linked to corporate performance. To this end, we have developed an overall compensation strategy that links compensation directly to the achievement of operational goals, and also ties a portion of an executive's aggregate compensation to the appreciation in stock price. The overall objective of this strategy is to attract and retain the best possible executive talent and to motivate these executives to achieve the goals inherent in CoreComm Holdco's business strategy, thereby seeking to enhance our profitability and value.

    In furtherance of CoreComm Holdco's incentive-oriented compensation goals, historically cash compensation such as annual base salary and bonus has generally been set below levels paid by comparable sized telecommunications companies and was supplemented by equity-based option grants. However, in part due to the significant downturn in the financial markets, the elimination of value associated with stock options generally, as well as the uncertainty and changes relating to our business in this environment, the compensation committee determined to increase the level of cash compensation paid to several of its senior executives in order to retain them. In assessing these compensation levels, the compensation committee, which is composed of independent directors, recognizes the fact that some executives have participated in the development of our business from its earliest stages, have preserved significant value in an extremely challenging environment, and are very important to retain for the future success of our business.

    In January 2002, our board of directors promoted Thomas J. Gravina from our Executive Vice President and Chief Operating Officer to our President and Chief Executive Officer. At the same time, our board of directors promoted Michael A. Peterson from our Vice President -- Corporate Development to our Executive Vice President -- Chief Operating Officer and Chief Financial Officer. The following represent the principal terms of employment arrangements for Messrs. Gravina and Peterson that were agreed in principal between the compensation committee of the board of directors, which is comprised solely of independent directors, and the named executive in January 2002. The employment arrangements are subject to formalization in fully executed employment contracts. These principal terms are currently in effect, although these contracts may contain different or additional material terms when finalized and executed.





Thomas J. Gravina:

Term: Three years, plus automatic one year renewals unless six months notice of non-renewal by executive or by us

Title:                                   President and Chief Executive Officer

Base salary:                             $900,000

Bonuses: Quarterly bonus targets of $300,000 for 2002; quarterly bonus targets of $225,000 for each calendar year after 2002, in each case based on meeting EBITDA and free cash flow targets, whereby none of these quarterly bonuses would be paid if these targets are not met; bonus of $700,000 payable in connection with completion of the Holdco recapitalization process; and additional bonuses commensurate with position, performance and awards to other senior executives

Options: Initial grant of options to purchase 967,500 shares of our common stock at an exercise price of $1.00 per share(1)

Benefits:                                Appropriate for executive's
                                         position, including 401(k),
                                         savings, pension, profit sharing,
                                         life insurance, disability and
                                         medical insurance; term life
                                         insurance providing $3,000,000
                                         death benefit; and long-term
                                         disability insurance providing a
                                         benefit of at least $300,000 per
                                         year

Termination without cause:               Up to two years bonus and salary
                                         payable upon termination, plus two
                                         years option acceleration

Non-competition:                         Customary non-compete and
                                         non-solicitation provisions


Michael A. Peterson:

Term: Three years, plus automatic one year renewals unless six months notice of non-renewal by executive or by us

Title:                                   Executive Vice President-- Chief
                                         Operating Officer and Chief
                                         Financial Officer

Base salary:                             $500,000

Bonuses: Quarterly bonus targets of $150,000 for 2002; quarterly bonus targets of $112,500 for each calendar year after 2002, in each case based on meeting EBITDA and free cash flow targets, whereby none of these quarterly bonuses would be paid if these targets are not met; bonus of $350,000 payable in connection with completion of the Holdco recapitalization process; additional bonuses commensurate with position, performance and awards to other senior executives

Options: Initial grant of options to purchase 1,485,000 shares of our common stock at an exercise price of $1.00 per share(1)

Benefits:                                Appropriate for executive's
                                         position, including 401(k),
                                         savings, pension, profit sharing,
                                         life insurance, disability and
                                         medical insurance; term life
                                         insurance providing $3,000,000
                                         death benefit; and long-term
                                         disability insurance providing a
                                         benefit of at least $300,000 per
                                         year

Termination without cause:               Up to two years bonus and salary
                                         payable upon termination, plus two
                                         years option acceleration

Non-competition:                         Customary non-compete and
                                         non-solicitation provisions

------------

(1) These options were granted to the named executive in January 2002.



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDERS.


The following table provides, as of June 25, 2002, information regarding the beneficial ownership of our common stock by (a) each of our executive officers and directors, (b) all those directors and executive officers as a group and (c) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities as calculated in accordance with Rule 13d-3 of the Exchange Act.





                                                    Shares of Common                      Aggregate
                                                   Stock Beneficially                     Principal
                                                        Owned(2)                       Amount of Public
  Executive Officers, Directors and Principal                                             Notes Held
                Stockholders (1)                                        Percentage                         Percentage
Barclay Knapp                                               3,158,090          2.22%                   -             0%
Thomas J. Gravina(3)                                        6,141,000          4.37%                   -             0%
Michael A. Peterson                                           254,922          0.18%                   -             0%
Gregg N. Gorelick                                             395,052          0.28%                   -             0%
George S. Blumenthal(4)                                     2,450,082          1.73%                   -             0%
Alan J. Patricof                                              170,435          0.12%                   -             0%
Warren Potash                                                 255,290          0.18%                   -             0%
All directors and officers as a group (8 in
number)                                                                        9.08%                   -             0%
                                                           12,824,871
CoreComm Holdco, Inc.(5)                                  304,223,534         68.23%        $160,000,000         97.12%
Michael Karp                                                        -             0%                   -              0%
    University City Housing Company
    1062 East Lancaster Avenue
    Suite 30B
    Rosemont, PA 19010

----------
(1) Unless otherwise noted, the business address of each person is 110 East 59th Street, New York, New York 10022.

(2) Includes shares of CoreComm Limited common stock purchased upon the exercise of options which are exercisable or become so in the next 60 days, warrants and shares of CoreComm Limited common stock purchased upon the conversion of the public notes, 10.75% Senior Unsecured Convertible PIK Notes, 10.75% Unsecured Convertible PIK Notes, Series A and A-1 Preferred Stock and Series B Preferred Stock.

(3) Based solely upon Schedule 13-D (Amendment No. 3), filed with the SEC on January 8, 2002, by Thomas J. Gravina. Includes 96,000 shares of CoreComm Limited common stock held by Mr. Gravina's minor children, as to which shares Mr. Gravina disclaims beneficial ownership.

(4) Includes 4,455 shares of CoreComm Limited common stock owned by trusts for the benefit of Mr. Blumenthal's children. An additional 6,750 shares of CoreComm Limited common stock are owned by Mr. Blumenthal's wife, as to which shares Mr. Blumenthal disclaims beneficial ownership. In addition, 336,201 options are held by Grantor Retained Annuity Trusts.

(5) Includes $160,000,000 in public notes, convertible into 213,333,334 shares of CoreComm Limited common stock; 51,086 shares of Series A and A-1 Preferred Stock, convertible into 43,663,342 shares of CoreComm Limited common stock; and 250,000 shares of Series B Preferred Stock, convertible into 47,226,858 shares of CoreComm Limited common stock.

    The following is a summary of all transactions in outstanding securities of CoreComm Limited consummated during the past 60 days by CoreComm Holdco, any of CoreComm Holdco's directors or executive officers, any person that controls CoreComm Holdco, any associate or majority owned subsidiaries of CoreComm Limited or CoreComm Holdco, and between CoreComm Limited and any executive officer or director of any subsidiary of CoreComm Limited or CoreComm Holdco:




                                                       Common Stock

Name of Person                                            Number of                             Where & How
Involved                                    Date           Shares      Price Per Share     Transaction Effected
Thomas J. Gravina
CoreComm Limited                             12/26/2001    500,000       $ 0.1600     Sale/Brokerage Transaction
                                             12/26/2001    516,415       $ 0.1600     Sale/Brokerage Transaction
                                             12/26/2001    900,000       $ 0.1600     Sale/Brokerage Transaction
Michael A. Peterson
CoreComm Limited                             01/25/2002     76,332       $ 0.1100     Sale/Brokerage Transaction



                                                 Public Notes
                                                                       Price Per $1,000
                                                                         in Aggregate
Name of Person                                     Aggregate Principal     Principal                Where & How
Involved                             Date                Amount             Amount             Transaction Effected

George S. Blumenthal                   12/17/2001     $  7,250,000         $  38.92(1)       Exchanged in the first
                                                                                             phase of Holdco
                                                                                             recapitalization
Barclay Knapp                          12/17/2001     $    300,000         $  38.92(1)       Exchanged in the first
                                                                                             phase of the Holdco
                                                                                             recapitalization
Warren Potash                          12/17/2001     $    250,000         $  38.92(1)       Exchanged in the first
                                                                                             phase of the Holdco
                                                                                             recapitalization

----------

(1) $39.10 represents $30.00 in cash and 9.1047 shares of our common stock based upon an estimated fair market value of $0.98 per share.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



    CoreComm Limited has entered into several transactions with related parties as described below. Each of these transactions is as favorable to CoreComm Limited as could be obtained with an unrelated third party.

NTL Incorporated

    NTL Incorporated is a related party to CoreComm Holdco because the two entities have several overlapping directors and officers. Barclay Knapp, currently our Chairman, is also the President, Chief Executive Officer and a director of NTL and a director of Bredbandsbolaget, a Swedish company in which NTL holds a 25% interest. Gregg N. Gorelick, currently CoreComm Holdco Senior Vice President -- Controller and Treasurer, is also a Vice President and Controller at NTL. George S. Blumenthal, currently our Chairman Emeritus, is also Chairman, Treasurer and a director of NTL. Each of Alan J. Patricof and Warren Potash serves as a director of both CoreComm Holdco and NTL.

    CoreComm Holdco shares resources with NTL related specifically to corporate activity, including corporate employees and a corporate office. In conjunction with these arrangements, NTL provides CoreComm Holdco with management, financial, legal and administrative support services through the use of employees, as well as access to office space and equipment and use of supplies and related office services. Approximately 7 NTL employees provided services to CoreComm Limited and to CoreComm Holdco in 2001. The salaries of these employees are charged to CoreComm Holdco by NTL based on the allocations of their time spent providing services to it. Amounts charged to us by NTL consist of direct costs allocated to CoreComm Holdco where identifiable and a percentage of the portion of NTL's corporate overhead which cannot be specifically allocated to NTL. Effective January 1, 2001, the percentage used to allocate corporate overhead was reduced. NTL's charges to CoreComm Limited commenced in October 1998. It is not practicable to determine the amounts of these expenses that would have been incurred had CoreComm Limited operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the years ended December 31, 2001, 2000 and 1999, NTL charged CoreComm Limited $446,000, $1,186,000 and $2,330,000, respectively, which is included in corporate expenses. In 2001 and 2002, we have reduced CoreComm Holdco's reliance on NTL for these services and have developed its internal ability to meet its business needs.

    As part of these arrangements, at a separate office location, CoreComm Holdco provided NTL with access to office space and equipment and the use of supplies until August 2001, at which time this office was vacated. In the fourth quarter of 1999, CoreComm Limited began charging NTL a percentage of its office rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had we operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the years ended December 31, 2001, 2000 and 1999, CoreComm Limited charged NTL $67,000, $121,000,
$267,000 and $62,000 respectively, which reduced corporate expenses.

    On April 12, 2001, we and CoreComm Limited issued, as joint and several obligors, a 10.75% Unsecured Convertible PIK Note due 2011 to NTL in the principal amount of $15,000,000 for the purchase price of $15,000,000, which was paid in cash. At that time, in order to induce NTL to purchase the 10.75% Unsecured Convertible PIK Note due April 2011, CoreComm Limited entered into a network and software agreement with NTL and CoreComm Limited issued to NTL warrants, with an estimated value of $397,000 at that time, to purchase CoreComm Limited common stock. Under the network and software agreement with NTL, CoreComm Holdco is obligated to provide U.S. network access for U.K. Internet traffic from NTL's U.K. customers for three years, as well as a royalty-free license to use some of CoreComm Holdco software and know-how. On February 5, 2002, CoreComm Holdco and CoreComm Limited entered into letter agreements regarding the convertibility feature of this note and of the additional notes issued under this note. Through those letter agreements, consistent with the original terms of the notes, CoreComm Holdco and CoreComm Limited have agreed to exercise our rights under the notes so that, following our accepting CoreComm Limited common stock under the exchange offer for CoreComm Limited common stock, the convertibility feature of the notes will be altered so that rather than the notes being convertible into shares of CoreComm Limited common stock, they will become convertible into shares of CoreComm Holdco common stock. At that time, the conversion price of $1.00 will be equitably adjusted by applying the exchange ratio in the exchange offer for CoreComm Limited common stock, which results in a new conversion price of $38.90 per share of CoreComm Holdco common stock. In the event that CoreComm Holdco does not accept CoreComm Limited common stock under the exchange offer, the conversion feature would remain into CoreComm Limited common stock.

    A subsidiary of CoreComm Holdco provides billing and software development services to subsidiaries of NTL. These services relate to the development and maintenance of software that was originally developed by employees of CoreComm Holdco. These services are provided to NTL through approximately 15 of CoreComm Holdco employees. General and administrative expenses were reduced by $1,883,000, $1,400,000, and $800,000 for the years ended December 31, 2001, 2000 and 1999, respectively, as a result of the charges for these services. In October 2000, CoreComm Limited billed NTL $6,674,000 for billing and software development services to be rendered from January to September 2001.

    In 2001, CoreComm Holdco and NTL entered into a license agreement whereby NTL was granted an exclusive, irrevocable, perpetual license to billing software developed by CoreComm Holdco for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $12.8 million, which was received in 2001. The billing software was being used by NTL at the time of this agreement, and was being maintained and modified by CoreComm Holdco under an ongoing software maintenance and development outsourcing arrangement between the companies. CoreComm Holdco recorded the $12.8 million as deferred revenue to be recognized over a period of three years, which was the estimated amount of time CoreComm Holdco expected to provide service under this arrangement. CoreComm Holdco recognized $2.5 million during the year ended December 31, 2001.

    In March 2000, CoreComm Holdco and NTL announced that they had entered into an agreement to link their networks in order to create an international Internet backbone that commenced operations in February 2001. CoreComm Holdco recognized revenue of $327,000 for the network usage in the year ended December 31, 2001.

    On May 8, 2002 NTL filed for bankruptcy protection pending its reorganization under Chapter 11 of the United States Bankruptcy Code. CoreComm Holdco does not believe that this will materially affect its relationship with NTL or its ability to carry on its operations.

Properties and Facilities of the Business Formerly Operated by ATX

    The former ATX headquarters and executive offices and primary technical operations facility are leased from entities controlled by Michael Karp, the former Chief Executive Officer and principal stockholder of ATX and CoreComm Holdco largest stockholder who, together with The Florence Karp Trust, currently owns 34.0% of CoreComm Holdco common stock. For the year ended December 31, 2001, we paid approximately $1.6 million in rent for these facilities. The lease for the former primary technical operations facility currently expires in December 2002. In connection with our acquisition of ATX, these leases were modified to reflect provisions found in arm's length negotiations for these arrangements, including:

    o the landlord is required to give consent to a reasonable sublease, and is entitled to all profits from that sublease;

    o   a standard recapture right;

    o   a standard non-disturbance clause;

    o CoreComm Holdco is no longer obligated to share facilities, employees and/or supplies with the landlord;

    o provisions regarding the purchase of telecommunications services by landlord or other tenants from ATX have been eliminated; and

    o arrangements granting the landlord a percentage of ATX's revenues have been eliminated.

ATX Liability Insurance Plans

    ATX's liability insurance plans were held jointly with University City Housing, an entity owned by Michael Karp. In connection with our acquisition of ATX, each of ATX's liability insurance plans were amended so that University City Housing is not entitled to participate in these plans.

Intercompany Exchange Agreement

    On December 14, 2001, CoreComm Holdco and CoreComm Limited, as part of the Holdco recapitalization, entered into an agreement whereby CoreComm Limited agreed that from time to time, upon CoreComm Holdco's written request, it would deliver to CoreComm Holdco shares of its common stock held by CoreComm Limited. The purpose of this agreement was to maintain CoreComm Limited's stockholders' percentage interest in CoreComm Holdco, as agreed to in the exchange agreement among CoreComm Holdco, CoreComm Limited and holders of CoreComm Limited's debt and preferred stock, at approximately 13%, assuming the exercise of warrants. Following the consummation of the first phase of the Holdco recapitalization, CoreComm Limited owned, and continues to own, 3,943,248 shares of CoreComm Holdco common stock. By tendering their shares of CoreComm Limited common stock in the exchange offers, CoreComm Limited stockholders will become the direct owner of shares of CoreComm Holdco common stock rather than hold shares indirectly through CoreComm Limited. CoreComm Holdco and CoreComm Limited plan to have CoreComm Limited surrender, immediately following the merger, all shares of our common stock that it owns, other than the number of shares of its common stock deliverable upon conversion of public notes neither tendered in the exchange offer for public notes nor converted prior to the completion of the merger, so that holders of CoreComm Limited common stock that tender their shares will continue to own approximately the same equity interest in CoreComm Holdco as they currently hold in CoreComm Limited. This intercompany exchange agreement relates to all 3,943,248 shares of CoreComm Holdco common stock that CoreComm Limited currently owns.

    Under the terms of this intercompany exchange agreement, CoreComm Holdco agreed, upon the surrender of shares of CoreComm Holdco common stock by CoreComm Limited under the intercompany exchange agreement, to

        (1) waive CoreComm Holdco rights to interest payments under CoreComm Limited debt securities that CoreComm Holdco holds;

        (2) extend by twenty years the maturity dates of CoreComm Limited debt securities that CoreComm Holdco holds;

        (3) delete provisions contained in the Senior Unsecured Notes due September 29, 2003 of CoreComm Limited relating to scheduled prepayments, mandatory prepayments and liens;

        (4) delete provisions in the Note Purchase Agreement, dated as of September 29, 2000, related to the Senior Unsecured Notes due September 29, 2003 of CoreComm Limited relating to accounting, financial statements, inspection rights, insurance, payment of taxes, compliance with laws, corporate existence, indebtedness incurred, refinancing, liens, liquidation and dissolution, covenants restricting payment, transactions with affiliates, fees and events of default; and

        (5) waive CoreComm Holdcos rights with respect to shares of preferred stock of CoreComm Limited which it holds relating to receipt of dividends, mandatory redemption rights, conversion rights and governing rights.

    These waivers, amendments and deletions are subject to equitable adjustment, in CoreComm Holdco's discretion, in the event that any of the recapitalization transactions are not consummated or are otherwise compromised. The main purposes of these waivers, amendments and deletions was to delay CoreComm Limited from having to make any payments with respect to these securities and prevent it from having to issue any shares of its common stock with respect to these securities. The effect of these waivers, amendments and deletions is that beginning on the date on which CoreComm Holdco acquires shares of its common stock surrendered by CoreComm Limited under the intercompany exchange agreement, CoreComm Holdco will not be able to require CoreComm Limited to make any payments under these securities for over 20 years, to issue shares of its common stock with respect to these securities or to comply with many of the restrictive covenants that formerly applied to these securities.

    Since CoreComm Holdco has not yet acquired the shares of its common stock that are held by CoreComm Limited, the waivers, amendments and deletions discussed above are currently not in effect.

    This agreement was subsequently amended to waive (1) the interest payment that was due to CoreComm Holdco on April 1, 2002 under the terms of the Senior Unsecured Notes due September 29, 2003 until the date on which Core Comm Holdco provides notice to Limited demanding that this interest payment be made; (2) the interest payment that would be due to CoreComm Holdco on October 1, 2002 under the terms of the Senior Unsecured Notes due September 29, 2003 until April 1, 2003; and (3) all principal payments that would be due to Holdco before April 1, 2003 under the terms of the Senior Unsecured Notes due September 29, 2003 until April 1, 2003. Because CoreComm Limited will be a wholly owned subsidiary of CoreComm Holdco following the completion of the Holdco recapitalization, the foregoing waivers will no longer be necessary and will be of no further effect. The intercompany exchange agreement was also amended (1) to provide for the cancellation, immediately upon the completion of the merger, of all shares of Holdco common stock that Holdco receives in the exchange offer for shares in CoreComm Limited common stock; and (2) to irrevocably waive future acceleration of the public notes held by Holdco relating to CoreComm Limited's failure to pay the April 1, 2002 interest payment on the public notes.

Agreements in Connection with the Holdco Recapitalization

    Several related parties of ours were parties to the exchange agreement that CoreComm Holdco and CoreComm Limited entered into on December 14, 2001. Under this exchange agreement, each of

        (1) Barclay Knapp, currently CoreComm Holdco Chairman;

        (2) Thomas J. Gravina, currently CoreComm Holdco President and Chief Executive Officer, one of CoreComm Holdcos directors and a current holder of over 10% of its common stock;

        (3) George S. Blumenthal, currently CoreComm Holdco Chairman Emeritus and one of its directors;

        (4) Booth American Company, a current holder of over 10% of CoreComm Holdco common stock and whose affiliate Ralph H. Booth, II, is currently one of CoreComm Holdco's directors;

        (5) Michael Karp, a current holder of over 10% of our common stock;
            and

        (6) Debra Buruchian, a current holder of over 10% of our common stock exchanged debt securities of CoreComm Limited, debt securities which were joint obligations of CoreComm Holdco and CoreComm Limited and/or CoreComm Limited preferred stock for shares of CoreComm Holdco common stock.

    In October 2001, we and CoreComm Limited entered into agreements with George S. Blumenthal, CoreComm Holdco current Chairman Emeritus and a director, Barclay Knapp, our current Chairman and Warren Potash, a current director of CoreComm Holdco's, each of whom held public notes under which CoreComm Limited paid to these related parties an amount equal to the October 1, 2001 interest payment which had not previously been paid and CoreComm Holdco exchanged shares of its common stock for the public notes held by these related parties. The terms of these transactions were substantially similar to the other transactions in the first phase of the Holdco recapitalization in which other holders of public notes exchanged their notes for our common stock.


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

Dated: June 27, 2002

                                                  CORECOMM LIMITED

                                                  By: /s/ MICHAEL A. PETERSON
                                                  ---------------------------
                                                  Michael A. Peterson
                                                  Executive Vice President,
                                                  Chief Operating Officer and
                                                  Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.



          Signature                                                     Title                                 Date
          ---------                                                     -----                                 ----
/s/ BARCLAY KNAPP                                    Chairman; Director                                   June 27, 2002
-----------------
Barclay Knapp

/s/ THOMAS GRAVINA                                   President and Chief Executive Officer                June 27, 2002
------------------
Thomas Gravina                                       (Principal Executive Officer)

/s/ MICHAEL A. PETERSON                              Executive Vice President -Chief Operating            June 27, 2002
-----------------------
Michael A. Peterson                                  Officer and Chief Financial Officer (Principal
                                                     Financial Officer)

/s/ GREGG N. GORELICK                                Senior Vice President - Controller and               June 27, 2002
---------------------
Gregg N. Gorelick                                    Treasurer

/s/ WARREN POTASH                                    Director                                             June 27, 2002
-----------------
Warren Potash






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

10.62 Exchange Agreement, dated as of December 14, 2001, by and between CoreComm Holdco, Inc. and CoreComm Limited (incorporated by reference to Exhibit 10.2 to CoreComm Holdco, Inc.'s registration statement on Form S-1, file no. 333-82402)

10.63 First Amendment to Exchange Agreement, entered into as of April 5, 2002, by and between CoreComm Limitd and CoreComm Holdco, Inc.

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




                    Form 10-K/A-- Item 14(a)(1) and (2)

                     CoreComm Limited and Subsidiaries

                 Index to Consolidated Financial Statements
                     and Financial Statement Schedules



The following consolidated financial statements of CoreComm Limited and Subsidiaries are included in Item 8:

Report of Independent Auditors .............................................................................   F-2
Consolidated Balance Sheets - December 31, 2001 and 2000 ...................................................   F-3
Consolidated Statements of Operations - Years Ended December 31, 2001, 2000 and
    1999 ...................................................................................................   F-4
Consolidated Statement of Shareholders' Equity (Deficiency) - Years Ended
     December 31, 2001, 2000 and 1999 ......................................................................   F-5
Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000
     and 1999...............................................................................................   F-6
Notes to Consolidated Financial Statements .................................................................   F-8

The following consolidated financial statement schedule of CoreComm Limited and Subsidiaries is included in Item 14(d):


Schedule II - Valuation and Qualifying Accounts ............................................................   F-37


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

    The accompanying consolidated financial statements have been prepared assuming that CoreComm Limited will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, CoreComm Limited may not be able to meet its obligations as they become due, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/ Ernst & Young LLP


New York, New York
March 29, 2002, Except for the last paragraph of Note 2, as to which the date is April 12, 2002


                     CORECOMM LIMITED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
                                                                                                2001                2000
                                                                                        -------------------  -----------
                                          ASSETS
    Current assets:
      Cash and cash equivalents.....................................................    $          109,000   $     25,802,000
      Marketable securities.........................................................                    --          4,715,000
      Accounts receivable-trade, less allowance for doubtful
         accounts of $11,034,000 (2000).............................................                    --         34,344,000
      Due from NTL Incorporated.....................................................                    --         17,206,000
      Other.........................................................................                45,000         10,289,000
                                                                                        ------------------   ----------------
    Total current assets............................................................               154,000         92,356,000
    Fixed assets, net...............................................................               146,000        179,651,000
    Investment in CoreComm Holdco...................................................             3,863,000                 --
    Goodwill, net of accumulated amortization of $42,028,000
      (2000)........................................................................                    --        600,859,000
    Intangible assets, net..........................................................                    --          6,092,000
    Other, net of accumulated amortization of $2,251,000 (2001)
      and $1,480,000 (2000).........................................................             8,260,000         30,805,000
                                                                                        ------------------   ----------------
                                                                                        $       12,423,000   $    909,763,000
                                                                                        ==================   ================
                       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
    Current liabilities:
      Accounts payable..............................................................    $          959,000   $     73,133,000
      Accrued expenses..............................................................               419,000         90,243,000
      Due to NTL Incorporated.......................................................               209,000                 --
      Due to CoreComm Holdco........................................................            24,112,000                 --
      Current portion of long-term debt and capital lease
         obligations................................................................                    --         22,921,000
      Deferred revenue..............................................................                    --         29,701,000
                                                                                        ------------------   ----------------
    Total current liabilities.......................................................            25,699,000        215,998,000
    Long-term debt, including $256,874,000 (2001) due to
      CoreComm Holdco...............................................................           261,624,000        358,624,000
    Notes payable to related parties................................................                    --         16,170,000
    Capital lease obligations.......................................................                    --          2,693,000
    Commitments and contingent liabilities
    Shareholders' equity (deficiency):
      Series preferred stock-- $.01 par value, authorized
         5,000,000 shares:
         Series A, liquidation preference $55,569,000; issued
           and outstanding 51,000 shares............................................                    --                 --
         Series B, liquidation preference $264,855,000; issued
           and outstanding 250,000 shares...........................................                 3,000              3,000
         Series C, none issued or outstanding.......................................                    --                 --
    Common stock-- $.01 par value; authorized 600,000,000
      shares; issued and outstanding 141,655,000 (2001) and
      72,029,000 (2000) shares......................................................             1,417,000            720,000
    Additional paid-in capital......................................................           787,434,000        781,357,000
    Deferred non-cash compensation..................................................                    --        (21,638,000)
    (Deficit).......................................................................        (1,053,180,000)      (433,590,000)
                                                                                        ------------------   ----------------
                                                                                              (264,326,000)       326,852,000
    Treasury stock at cost, 1,329,000 shares........................................           (10,574,000)       (10,574,000)
                                                                                        ------------------   ----------------
                                                                                              (274,900,000)       316,278,000
                                                                                        ------------------   ----------------
                                                                                        $       12,423,000   $    909,763,000

                                                                                        ==================   ================

See accompanying notes.


                     CORECOMM LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year Ended December 31,
                                                                ----------------------------------------
                                                                       2001               2000               1999
                                                                -----------------  -----------------  -----------
           Revenues.........................................    $    293,207,000   $    132,122,000   $     58,151,000
           Costs and expenses
           Operating........................................         224,807,000        142,323,000         58,561,000
           Selling, general and administrative..............          97,759,000        111,010,000         74,185,000
           Corporate........................................           8,335,000         12,884,000          7,996,000
           Non-cash compensation............................          21,638,000         43,440,000          1,056,000
           Other charges....................................          39,514,000         12,706,000                 --
           Asset impairments................................         368,288,000         35,920,000                 --
           Depreciation.....................................          48,110,000         30,746,000         10,945,000
           Amortization.....................................          97,389,000         42,420,000          8,633,000
                                                                ----------------   ----------------   ----------------
                                                                     905,840,000        431,449,000        161,376,000
                                                                ----------------   ----------------   ----------------
           Operating (loss).................................        (612,633,000)      (299,327,000)      (103,225,000)
           Other income (expense)
           Interest income and other, net...................           1,957,000          6,223,000          5,773,000
           Interest expense.................................         (48,314,000)       (20,457,000)        (5,341,000)
                                                                ----------------   ----------------   ----------------
           (Loss) before income taxes and extraordinary
             item...........................................        (658,990,000)      (313,561,000)      (102,793,000)
           Income tax (provision)...........................             (98,000)          (250,000)          (731,000)
                                                                ----------------   ----------------   ----------------
           (Loss) before extraordinary item.................        (659,088,000)      (313,811,000)      (103,524,000)
           Gain from extinguishment of debt.................          39,498,000                 --                 --
                                                                ----------------   ----------------   ----------------
           Net (loss).......................................    $   (619,590,000)  $   (313,811,000)  $   (103,524,000)
                                                                ================   ================   ================
           Basic and diluted net (loss) per share:
             (Loss) before extraordinary item...............    $          (6.77)  $                  $
             Extraordinary item.............................                0.39                 --                 --
                                                                ----------------   ----------------   ----------------
             Net (loss).....................................    $          (6.38)  $          (6.73)  $          (3.03)
                                                                ================   ================   ================

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


                                        CORECOMM LIMITED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                      Preferred
                                        Stock            Preferred Stock         Common Stock
                                 ------------------  ---------------------  ---------------------     Paid-In     Non-Cash
                                  Shares      Par      Shares       Par       Shares       Par        Capital   Compensation
                                 --------  --------  ---------- ----------  ---------- ----------  ------------ -------------
Balance, December 31, 1998.                                                29,697,000  $  297,000  $185,255,000
Exercise of stock options..                                                   804,000       8,000    5,232,000
Exercise of warrants.......                                                 4,810,000      48,000   10,857,000
Common stock issued for
  Acquisition..............                                                 3,245,000      33,000   30,792,000
Stock options issued for
  Acquisition..............                                                                          4,027,000
Warrants issued for
  Acquisition..............                                                                          9,100,000
Non-cash compensation expense                                                                        1,056,000
Net (loss) for the year ended
  December 31, 1999........
                                   -----     ----      ------     ------    ---------  ----------  -----------  -----------
Balance, December 31, 1999.                                                38,556,000     386,000  246,319,000
                                   -----     ----      ------     ------    ---------- ----------  -----------  -----------
Exercise of stock options..                                                 2,276,000      23,000   18,967,000
Exercise of warrants.......                                                    35,000          --      276,000
Common stock issued for
  Acquisitions.............                                                31,833,000     318,000  333,049,000
Preferred stock issued for an
  Acquisition..............                           250,000     $3,000                            67,295,000
Preferred stock issued for
  Cash.....................       50,000     $ --                                                   50,000,000
Accreted dividends on preferred
  Stock....................                                                                         (4,491,000)
Preferred stock issued for
  Dividends................        1,000       --                                                    1,086,000
Deferred non-cash
  Compensation.............                                                                         60,290,000  $(31,338,000)
Non-cash compensation expense                                                                                     9,700,000
Repurchase of common stock
  underlying rescinded Options
                                                                             (671,000)     (7,000)  (6,796,000)
Expense from rescission of stock
  Options..................                                                                          4,788,000
Common stock issued for
  acquisition and returned to                                                                       10,574,000
  Treasury, at cost
Net (loss) for the year ended
  December 31, 2000........
                                   -----     ----      ------     ------    ---------  ----------  -----------  -----------
Balance, December 31, 2000.        51,000      --      250,000     3,000   72,029,000     720,000  781,357,000  (21,638,000)
                                   ------    ----      -------    ------    ---------- ----------  -----------  -----------
Exercise of stock options..                                                     3,000          --        4,000
Common stock issued for dividend
  on preferred stock.......                                                   542,000       6,000    1,869,000
Accreted dividends on preferred
  Stock....................                                                                        (17,808,000)
Common stock issued for interest
  on senior unsecured notes                                                68,936,000     689,000    6,351,000
Conversion of 6% convertible
  subordinated notes.......                                                   374,000       4,000   10,246,000
Warrants issued in connection
  With financing...........                                                                          5,451,000
Common stock cancelled as
  payment for notes receivable
                                                                            (229,000)      (2,000)     (36,000)
Non-cash compensation expense                                                                                    21,638,000
Net (loss) for the year ended
  December 31, 2001........
                                   -----     ------    ------     ------    ---------  ----------  -----------  -----------
Balance, December 31, 2001.        51,000  $     --   $250,000    $3,000 141,655,000   $1,417,000 $787,434,000  $        --
                                   ======  ==================     ======    =====================  ============ ===========




[Chart Continued]



                                                       Treasury Stock

                                     (Deficit)      Shares      Amount
                                 ---------------  ---------- ---------
Balance, December 31, 1998.       $ (16,255,000)
Exercise of stock options..
Exercise of warrants.......
Common stock issued for
  Acquisition..............
Stock options issued for
  Acquisition..............
Warrants issued for
  Acquisition..............
Non-cash compensation expense
Net (loss) for the year ended
  December 31, 1999........        (103,524,000)
                                  -------------    --------
Balance, December 31, 1999.        (119,779,000)
                                  -------------    --------
Exercise of stock options..
Exercise of warrants.......
Common stock issued for
  Acquisitions.............
Preferred stock issued for an
  Acquisition..............
Preferred stock issued for
  Cash.....................
Accreted dividends on preferred
  Stock....................
Preferred stock issued for
  Dividends................
Deferred non-cash
  Compensation.............
Non-cash compensation expense
Repurchase of common stock
  underlying rescinded Options

Expense from rescission of stock
  Options..................
Common stock issued for
  acquisition and returned to                     (1,329,000)$(10,574,000)
  Treasury, at cost
Net (loss) for the year ended
  December 31, 2000........        (313,811,000)
                                  -------------    ---------- -----------
Balance, December 31, 2000.        (433,590,000)  (1,329,000) (10,574,000)
                                  -------------    ---------- -----------
Exercise of stock options..
Common stock issued for dividend
  on preferred stock.......
Accreted dividends on preferred
  Stock....................
Common stock issued for interest
  on senior unsecured notes
Conversion of 6% convertible
  subordinated notes.......
Warrants issued in connection
  With financing...........
Common stock cancelled as
  payment for notes receivable

Non-cash compensation expense
Net (loss) for the year ended
  December 31, 2001........        (619,590,000)
                                  -------------    ----------- ------------
Balance, December 31, 2001.       $(1,053,180,000) (1,329,000) $(10,574,000)
                                  ===============  =========== ============


 The Consolidated Statement of Shareholders' Equity (Deficiency) reflects on a retroactive basis the 3-for-2 stock split by way of a stock dividend paid on September 2, 1999 and the 3-for-2 stock split by way of a stock dividend paid on February .2, 2002.

                           See accompanying notes.


                     CORECOMM LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended December 31,
                                                                       -------------------------------------------------
                                                                              2001               2000               1999
                                                                       -----------------  -----------------  -----------
    Operating activities
      Net (loss)...................................................    $   (619,590,000)  $   (313,811,000)  $   (103,524,000)
      Adjustments to reconcile net (loss) to net cash (used
         in) operating activities:
         Depreciation and amortization.............................         145,499,000         73,166,000         19,578,000
         Gain from extinguishment of debt..........................         (39,498,000)                --                 --
         Reorganization charges....................................          26,932,000                 --                 --
         Non-cash compensation.....................................          21,638,000         43,440,000          1,056,000
         Amortization of original issue discount...................          10,883,000          1,221,000                 --
         Provision for losses on accounts receivable...............           7,143,000          7,130,000          3,241,000
         Asset impairments.........................................         368,288,000         35,920,000                 --
         Accretion of interest on marketable securities............             (60,000)        (2,440,000)        (3,053,000)
         Other.....................................................          (1,461,000)         2,043,000            239,000
         Changes in operating assets and liabilities, net of
           effect from deconsolidation and business
           acquisitions:
           Accounts receivable.....................................          (4,979,000)        (7,383,000)         3,115,000
           Due from affiliates.....................................          16,191,000        (17,011,000)         1,759,000
           Other current assets....................................           3,541,000            (70,000)        (3,488,000)
           Other assets............................................          14,738,000         (2,238,000)        (2,783,000)
           Accounts payable........................................         (22,862,000)        17,716,000          5,390,000
           Accrued expenses........................................           6,297,000         14,097,000          6,114,000
           Deferred revenue........................................             (49,000)        17,218,000            (61,000)
                                                                       ----------------   ----------------   ----------------
      Net cash (used in) operating activities......................         (67,349,000)      (131,002,000)       (72,417,000)
    Investing activities
    Purchase of fixed assets.......................................          (5,231,000)       (65,321,000)       (20,575,000)
    Cash of deconsolidated subsidiaries............................         (24,966,000)                --                 --
    Acquisitions, net of cash acquired.............................                  --        (98,613,000)       (47,056,000)
    Purchase of marketable securities..............................                  --        (38,730,000)      (142,922,000)
    Proceeds from sale of marketable securities....................           4,775,000        128,496,000        164,652,000
                                                                       ----------------   ----------------   ----------------
    Net cash (used in) investing activities........................         (25,422,000)       (74,168,000)       (45,901,000)


                     CORECOMM LIMITED AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                        Year Ended December 31,
                                                                       ------------------------------------------------------
                                                                              2001               2000               1999
                                                                       -----------------  -----------------  ----------------

    Financing activities
    Proceeds from borrowings, net of financing costs...............          88,679,000        103,328,000        168,545,000
    Proceeds from issuance of preferred stock......................                  --         50,000,000                 --
    Proceeds from exercise of stock options and warrants...........               4,000         12,463,000         16,145,000
    Principal payments.............................................         (13,498,000)        (5,936,000)        (3,469,000)
    Principal payments of capital lease obligations................          (8,107,000)       (15,568,000)        (2,379,000)
                                                                       ----------------   ----------------   ----------------
    Net cash provided by financing activities......................          67,078,000        144,287,000        178,842,000
                                                                       ----------------   ----------------   ----------------
    (Decrease) increase in cash and cash equivalents...............         (25,693,000)       (60,883,000)        60,524,000
    Cash and cash equivalents at beginning of period...............          25,802,000         86,685,000         26,161,000
                                                                       ----------------   ----------------   ----------------
    Cash and cash equivalents at end of period.....................    $        109,000   $     25,802,000   $     86,685,000
                                                                       ================   ================   ================
    Supplemental disclosure of cash flow information
    Cash paid for interest.........................................    $     23,273,000   $     14,362,000   $      2,032,000
    Income taxes paid..............................................                  --            369,000          1,421,000
    Supplemental schedule of non-cash investing
      activities
    Liabilities incurred to acquire fixed assets...................    $      6,595,000   $     35,626,000   $     19,621,000
    Common stock, preferred stock, stock options and warrants
      issued for acquisitions......................................                  --        400,665,000         43,952,000
    Notes issued for acquisition, net of discount..................                  --         94,015,000                 --
    Supplemental schedule of non-cash financing
      activities
    Common stock issued for dividend on preferred stock............    $      1,875,000   $             --   $             --
    Common stock issued for interest on senior unsecured
      Notes........................................................           7,040,000                 --                 --
    Conversion of convertible notes................................          10,250,000                 --                 --
    Warrants issued in connection with financing...................           5,451,000                 --                 --

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

Business

    The Company's only material asset is its ownership of approximately 13% of the outstanding capital stock of CoreComm Holdco, Inc., referred to as CoreComm Holdco. The Company owned 100% of the outstanding capital stock of CoreComm Holdco until the consummation of transactions as part of the Holdco recapitalization on December 28, 2001. CoreComm Holdco provides integrated local and toll-related telephone, Internet and high-speed data services to business and residential customers located principally in Pennsylvania, Ohio, New Jersey, Michigan, Wisconsin, Maryland, Illinois, New York, Virginia, Delaware, Massachusetts, Washington, D.C. and Indiana.

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

    The following summarizes the indebtedness and preferred stock that was exchanged for shares of CoreComm Holdco's common stock in December 2001:


                                                                                                Principal Amount or
                     Description                       Date Issued           Issuer          Stated Value when Issued
                     -----------                       -----------           ------          -------------------------
         10.75% Unsecured Convertible PIK
           Notes due 2011                              April 2001         CoreComm Holdco        $10.0 million
                                                                          and the Company
         10.75% Senior Unsecured Convertible
           PIK Notes Due 2010                          December 2000      CoreComm Holdco        $16.1 million
                                                                          and the Company
         Senior Unsecured Notes Due
           September 29, 2003                          September 2000     The Company            $108.7 million
         6% Convertible Subordinated Notes
           Due 2006                                    October 1999       The Company            $175.0 million(1)
         Series A and Series A-1 Preferred
           Stock                                       September 2000     The Company            $51.1 million
         Series B Preferred Stock                      September 2000     The Company            $250.0 million


----------


(1) $164.75 million was outstanding as of December 2001, of which $160 million was exchanged.


    As indicated above, CoreComm Holdco exchanged the approximately $10.8 million principal and accrued interest of 10.75% Unsecured Convertible PIK Notes Due 2011 and the approximately $18.0 million principal and accrued interest of 10.75% Senior Unsecured Convertible PIK Notes Due 2010 for shares of its common stock. CoreComm Holdco recorded an extraordinary gain of $25.7 million from the extinguishment of these notes, and incurred costs of $2.7 million in connection with the Holdco recapitalization. This gain is based on the fair value of $0.9797 per share for the shares issued by CoreComm Holdco in exchange for the notes.


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


    As part of the second phase of the Holdco recapitalization, on February 8, 2002, CoreComm Holdco launched registered public exchange offers whereby it is offering to exchange shares of CoreComm Holdco common stock which will have been registered under the Securities Act of 1933, as amended, pursuant to a Form S-4 registration statement to all holders of the Company's common stock and all remaining holders of the Company's 6% Convertible Subordinated Notes due 2006 for their shares of the Company's common stock and their notes, respectively. As soon as practicable after accepting at least 90% of the outstanding shares of the Company's common stock in the exchange offers, CoreComm Holdco plans to transfer all such shares to a newly formed, wholly-owned subsidiary and to merge this subsidiary into the Company with the Company surviving the merger as a wholly-owned subsidiary of CoreComm Holdco.

    As a result of the first phase of the Holdco recapitalization, CoreComm Holdco holds $160 million principal amount of the Company's 6% Convertible Subordinated Notes, approximately $105.7 million principal amount of the Company's Senior Unsecured Notes and all of the Company's outstanding preferred stock. The Company has agreed that it will surrender to CoreComm Holdco the number of shares of CoreComm Holdco common stock that CoreComm Holdco requests. CoreComm Holdco intends to request that the Company surrender, immediately following the merger, all shares of CoreComm Holdco common stock that it owns, other than the number of shares of CoreComm Holdco common stock deliverable upon conversion of public notes not tendered in the exchange offer for public notes or converted prior to the completion of the merger. (Therefore, if the merger is completed, the Company will own little or no common stock of CoreComm Holdco, and thus will own little or no material assets, since CoreComm Holdco common stock is the Company's only material asset.) In exchange for the Company surrendering such shares of CoreComm Holdco common stock, the Company and CoreComm Holdco have agreed to waivers and amendments to delay the Company from having to make any payments with respect to these securities. If such a merger does not occur, the Company does not anticipate that it will have the financial resources to meet the obligations under its notes and preferred stock if CoreComm Holdco requires it to do so.


    Under the exchange offer, those shareholders and noteholders who exchange their shares and notes, respectively, will receive shares of CoreComm Holdco, and would no longer have securities of the Company.

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


    On April 12, 2002, CoreComm Holdco declared a 3-for-1 stock split by way of a stock dividend, which was paid on the declaration date. The notes to consolidated financial statements, which make reference to CoreComm Holdco's share data, give retroactive effect to the CoreComm Holdco stock split.

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

Fixed Assets


    Fixed assets are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment -- 3 to 15 years, computer hardware and software -- 3 or 5 years and other equipment -- 2 to 7 years, except for leasehold improvements for which the estimated useful lives are the term of the lease.


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

5.  Revenues

    The following is the revenues from external customers for each of the Company's communication services:

                                                                             Year Ended December 31,
                                                                -------------------------------------------------
                                                                      2001             2000             1999
                                                                ---------------  ---------------   --------------
                 Local Exchange Services....................    $    95,272,000  $    62,960,000   $   40,463,000
                 Toll-related Telephony Services............         77,169,000       27,952,000        6,110,000
                 Internet Data and Web-related Services.....         93,997,000       34,157,000        6,996,000
                 Other (a)..................................         26,769,000        7,053,000        4,582,000
                                                                ---------------  ---------------   --------------
                                                                $   293,207,000  $   132,122,000   $   58,151,000
                                                                ===============  ===============   ==============

----------

(a) Other includes wireless, paging and information services.

6.  Asset Impairments


    As of December 31, 2001, the Company performed an analysis of the carrying values of its long-lived assets including goodwill. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. This analysis was initiated because of the decline in the Company's stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company's analysis, the book value of the Company's net assets significantly exceeded its market capitalization. Accordingly, the Company performed an analysis of the recoverability of its long-lived assets and associated goodwill. The fair value of the Company's assets was determined by discounting the Company's estimates of the expected future cash flows related to these assets when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. CoreComm Holdco recorded a write-down of goodwill of $186,160,000 and a write-down of fixed assets of $14,529,000 in the fourth quarter of 2001 prior to the deconsolidation as result of this analysis and review.


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

7.  Acquisitions

    On September 29, 2000, the Company completed two significant acquisitions. The Company acquired ATX, a CLEC providing integrated voice and high-speed data services, including long distance, local, wireless and network services through the use of telephone switching equipment and other physical facilities in the New York -- Virginia corridor. ATX was acquired for approximately $39.4 million in cash, approximately $108.7 million principal amount of the Company's senior unsecured notes due 2003, 12,398,000 shares of the Company's common stock and 250,000 shares of the Company's Series B preferred stock with a stated value of $250.0 million. The common stock was valued at $178.7 million, the fair value at the time of the third amendment to the ATX merger agreement on July 31, 2000. The senior unsecured notes and the Series B preferred stock were valued at $94.0 million and $67.3 million, respectively, the fair value on the date of issuance. In addition, the Company incurred acquisition related costs of approximately $9.7 million.

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

    The pro forma unaudited consolidated results of operations for the year ended December 31, 2000 assuming consummation of these acquisitions as of January 1, 2000 is as follows:

                 Total revenue...........................     $    298,446,000
                 Net (loss)..............................         (403,846,000)
                 Basic and diluted net (loss) per share..                (6.06)

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

8.  Equity Method Investments


    Effective with the completion of the first phase of the Holdco recapitalization on December 28, 2001, the Company began accounting for its ownership of approximately 13% of the outstanding shares of CoreComm Holdco using the equity method. The Company consolidated CoreComm Holdco prior to that date. The financial information of CoreComm Holdco as of December 31, 2001 has been restated to reflect CoreComm Holdco's use of carryover basis.


    Following is the condensed financial information of CoreComm Holdco and subsidiaries as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999:


                                         Condensed Consolidated Balance Sheets

                                                                             December 31,     December 31,
                                                                                 2001             2000
                                                                           ---------------  ---------------
                       Assets
                       Current assets..................................    $    61,556,000  $    86,628,000
                       Fixed assets, net...............................         86,722,000      179,379,000
                       Intangible assets, net..........................        153,086,000      606,951,000
                       Other assets, net...............................         15,256,000       23,648,000
                                                                           ---------------  ---------------
                                                                           $   316,620,000  $   896,606,000
                                                                           ===============  ===============
                       Liabilities and shareholders' equity
                       Current liabilities.............................    $   145,350,000  $   187,312,000
                       Long-term debt and capital lease obligations....        160,487,000      109,990,000
                       Shareholders' equity............................         10,783,000      599,304,000
                                                                           ---------------  ---------------
                                                                           $   316,620,000  $   896,606,000
                                                                           ===============  ===============



              Condensed Consolidated Statements of Operations

                                                                    Year Ended         Year Ended         Year Ended
                                                                   December 31,       December 31,       December 31,
                                                                       2001               2000               1999
                                                                -----------------  -----------------  ----------------
           Revenues.........................................    $    292,681,000   $    131,526,000   $     57,151,000
           Costs and expenses
           Operating........................................         224,807,000        142,323,000         57,551,000
           Selling, general and administrative..............          96,854,000        109,197,000         72,821,000
           Corporate........................................           5,648,000         11,224,000          6,686,000
           Non-cash compensation............................          21,638,000         43,440,000          1,056,000
           Other charges....................................          39,553,000         12,706,000                 --
           Asset impairments................................         368,288,000         35,920,000                 --
           Depreciation and amortization....................         145,364,000         73,037,000         19,546,000
                                                                ----------------   ----------------   ----------------
                                                                     902,152,000        427,847,000        157,660,000
                                                                ----------------   ----------------   ----------------
           Operating (loss).................................        (609,471,000)      (296,321,000)      (100,509,000)
           Other income (expense)
           Interest income and other, net...................           1,799,000          1,134,000             55,000
           Interest expense.................................         (25,647,000)        (5,929,000)        (2,624,000)
                                                                ----------------   ----------------   ----------------
           (Loss) before income taxes and extraordinary
             item...........................................        (633,319,000)      (301,116,000)      (103,078,000)
           Income tax provision.............................             (94,000)          (125,000)          (102,000)
                                                                ----------------   ----------------   ----------------
           (Loss) before extraordinary item.................        (633,413,000)      (301,241,000)      (103,180,000)
           Gain from extinguishment of debt.................          39,498,000                 --                 --
                                                                ----------------   ----------------   ----------------
           Net (loss).......................................    $   (593,915,000)  $   (301,241,000)  $   (103,180,000)
                                                                ================   ================   ================

9.  Intangible Assets

    Intangible assets consist of:

                                                                                              December 31,
                                                                                           2001       2000
                    LMDS license costs...............................................     $  --  $   4,230,000
                    Workforce, net of accumulated amortization of none and
                      $198,000 (2000)................................................        --         52,000
                    Customer lists, net of accumulated amortization of none and
                      $530,000 (2000)................................................        --      1,810,000
                                                                                          -----  -------------
                                                                                          $  --  $   6,092,000
                                                                                          =====  =============

10.  Fixed Assets

    Fixed assets consist of:

                                                                                December 31,
                                                                          2001            2000
                                                                      ------------  ----------
                             Operating equipment.................     $         --  $   124,335,000
                             Computer hardware and software......          386,000       53,471,000
                             Other equipment.....................           10,000       21,192,000
                             Construction-in-progress............               --       22,097,000
                                                                      ------------  ---------------
                                                                           396,000      221,095,000
                             Accumulated depreciation............         (250,000)     (41,444,000)
                                                                      ------------  ---------------
                                                                      $    146,000  $   179,651,000
                                                                      ============  ===============

11.  Accrued Expenses

    Accrued expenses consist of:


                                                                              December 31,
                                                                          2001          2000
                                                                      -----------  ---------
                                 Payroll and related..............    $        --  $    5,032,000
                                 Professional fees................             --       2,995,000
                                 Taxes, including income taxes....        205,000      14,829,000
                                 Accrued equipment purchases......             --      14,460,000
                                 Toll and interconnect............             --      20,628,000
                                 Interest.........................        214,000       4,495,000
                                 Dividends........................             --       3,405,000
                                 Acquisition costs................             --      16,090,000
                                 Other............................             --       8,309,000
                                                                      -----------  --------------
                                                                      $   419,000  $   90,243,000
                                                                      ===========  ==============

12.  Long-Term Debt

    Long-term debt consists of:

                                                                                           December 31,
                                                                                       2001             2000
                                                                                 ---------------  ----------
                6% Convertible Subordinated Notes............................    $   164,750,000  $   175,000,000
                Senior unsecured notes due 2003, less unamortized
                  discount of $8,805,000 (2001) and $13,433,000 (2000).......         96,874,000       95,236,000
                Senior secured credit facility...............................                 --       91,100,000
                Working capital promissory note, interest at 8.5%............                 --        1,496,000
                Note payable for equipment, interest at 12.75%...............                 --        3,331,000
                Other........................................................                 --          160,000
                                                                                 ---------------  ---------------
                                                                                     261,624,000      366,323,000
                Less current portion.........................................                 --        7,699,000
                                                                                 ---------------  ---------------
                                                                                 $   261,624,000  $   358,624,000
                                                                                 ===============  ===============

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

    In April 2001, the Company and CoreComm Holdco as co-obligators issued to Booth American Company $10 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. Interest on the notes was at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. The interest was payable in kind by the issuance of additional 10.75% Unsecured Convertible PIK Notes due April 2011 in such principal amount as shall equal the interest payment that was then due. The notes were convertible into the Company's common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest had an initial conversion price equal to 120% of the weighted average closing price of the Company's common stock for a specified period. All of the outstanding 10.75% Unsecured Convertible PIK Notes Due April 2011 were exchanged for shares of CoreComm Holdco in December 2001.

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

    The following table summarizes the reorganization charges incurred and utilized in 2000 and 2001:


                                                    Employee
                                                    Severance     Lease                  Fixed Assets
                                                   And Related    Exit       Agreement        And
                                                      Costs       Costs    Terminations   Prepayments    Total
                                                                         (In thousands)
                   Charged to expense.........      $  2,089    $  1,917     $    --       $     --   $   4,006
                   Utilized...................          (775)     (1,396)         --             --      (2,171)
                                                    --------    --------     -------       --------   ---------
                   Balance, December 31, 2000.         1,314         521          --             --       1,835
                   Charged to expense.........         3,409       6,928       6,572         21,772      38,681
                   Adjustments................          (996)         73          --           (386)     (1,309)
                   Utilized...................        (3,218)     (4,416)     (2,914)       (21,386)    (31,934)
                   Deconsolidation of CoreComm
                     Holdco...................          (509)     (3,106)     (3,658)            --      (7,273)
                                                    --------    --------     -------       --------   ---------
                   Balance, December 31, 2001.      $     --    $     --     $    --       $     --   $      --
                                                    ========    ========     =======       ========   =========

14.  Fair Values of Financial Instruments

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

    Long-term debt: The fair value of the Company's convertible notes is based on the quoted market price. The carrying amount of the variable rate senior secured credit facility approximates the fair value. The fair value of the Company's other notes payable are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value at December 31, 2001 is based on the fair value of $0.9797 per share for the shares issued by CoreComm Holdco in exchange for the notes.

    The carrying amounts and fair values of the Company's financial instruments are as follows:


                                                                December 31, 2001        December 31, 2000
                                                               Carrying      Fair       Carrying      Fair
                                                                Amount       Value       Amount       Value
                                                                              (In thousands)
                     Cash and cash equivalents...........    $       109   $    109   $    25,802   $  25,802
                     Long-term debt:
                     Convertible notes...................        164,750      1,427       175,000      55,125
                     Working capital promissory note.....             --         --         1,496       1,392
                     Equipment note......................             --         --         3,331       2,496
                     Senior secured credit facility......             --         --        91,100      91,100
                     Senior unsecured notes due 2003.....         96,874      4,661        95,236      95,236
                     Notes payable to related parties....             --         --        16,170      15,355
                     Other...............................             --         --           160         138

15.  Leases

    CoreComm Holdco has capital leases for certain of its operating equipment. Leased property included in operating equipment consisted of:


                                                                            December 31,
                                                                        2001        2000
                                     Operating equipment..........     $  --   $   41,859,000
                                     Accumulated depreciation.....        --       14,699,000
                                                                       $  --   $   27,160,000
                                                                       =====   ==============

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


    At December 31, 2001, CoreComm Holdco's liability for the 10.75% Unsecured Convertible PIK Notes Due April 2011, less unamortized discount of $367,000, was $15,807,000. Interest on the 10.75% Unsecured Convertible PIK Notes Due April 2011 is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, which commenced on October 15, 2001. The interest is payable in kind by the issuance of additional 10.75% Unsecured Convertible PIK Notes Due April 2011 in such principal amount equal to the interest payment that is then due. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of the Company's common stock for a specified period. The notes are convertible into the Company's common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. However, NTL and the Company and CoreComm Holdco have entered into an agreement relating to the conversion feature of the notes following the Holdco recapitalization. Through that agreement, consistent with the original terms of the notes, the Company and CoreComm Holdco have agreed to exercise their right under the notes such that, following the successful completion of the exchange offer to the holders of the Company's common stock to exchange their shares for shares of CoreComm Holdco common stock, the convertibility feature of the notes will be altered so that rather than the note being convertible into shares of the Company's common stock, the notes will become convertible into shares of CoreComm Holdco common stock. At that time, the conversion price of $1.00 per share will be equitably adjusted by applying the exchange ratio in the exchange offer, which results in a new conversion price of $38.90 per share of CoreComm Holdco common stock. NTL has agreed not to exercise its rights to convert into the Company's common stock for six months from February 5, 2002 (unless that right has previously ceased as a result of the completion of the exchange offer and the change in the convertibility feature). In the event that the exchange offer is not completed, the conversion feature would remain into the Company's common stock. These notes are redeemable, in whole or in part, at the Company's option, at any time on or after April 12, 2003 at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.

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


    In 2001, CoreComm Holdco and NTL entered into a license agreement whereby NTL was granted an exclusive, irrevocable, perpetual license to certain billing software developed by CoreComm Holdco for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $12.8 million. The billing software was being used by NTL at the time of this agreement, and was being maintained and modified by CoreComm Holdco under an ongoing software maintenance and development outsourcing arrangement between the companies. CoreComm Holdco recorded the $12.8 million as deferred revenue to be recognized over a period of three years which was the estimated amount of time the Company expected to provide service under this arrangement. CoreComm Holdco recognized $2.5 million of this revenue in 2001.


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

17.  Net Loss Per Common Share

    The following table sets forth the computation of basic and diluted net loss per common share:



                                                                               Year Ended December 31,
                                                              ----------------------------------------
                                                                     2001               2000               1999
                                                              -----------------  -----------------  -----------
             Numerator:
             (Loss) before extraordinary item............     $   (659,088,000)  $   (313,811,000)  $   (103,524,000)
             Preferred stock dividend....................          (17,808,000)        (4,491,000)                --
             Preferred stock accretion to redemption
               value.....................................           (4,579,000)        (1,099,000)                --
                                                              ----------------   ----------------   ----------------
             (Loss) available to common shareholders
               before extraordinary item.................         (681,475,000)      (319,401,000)      (103,524,000)
             Extraordinary item..........................           39,498,000                 --                 --
                                                              ----------------   ----------------   ----------------
             Net (loss) available to common
               shareholders..............................     $   (641,977,000)  $   (319,401,000)  $   (103,524,000)
                                                              ----------------   ----------------   ----------------
             Denominator for basic net loss per
               common share..............................          100,669,000         47,480,000         34,189,000
             Effect of dilutive securities...............                   --                 --                 --
                                                              ----------------   ----------------   ----------------
             Denominator for diluted net loss per
               common share..............................          100,669,000         47,480,000         34,189,000
                                                              ----------------   ----------------   ----------------
             Basic and diluted net loss per common
               share:
             (Loss) before extraordinary item............     $          (6.77)  $          (6.73)  $          (3.03)
             Extraordinary item..........................                 0.39                 --                 --
                                                              ----------------   ----------------   ----------------
             Net (loss) per common share.................     $          (6.38)  $          (6.73)  $          (3.03)
                                                              ================   ================   ================


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

    The Series C Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of an amount equal to the greater of $.01 per share or an aggregate dividend of 100 times the dividend, if any, declared per share of common stock. In the event of liquidation, the holders of Series C Preferred Stock will be entitled to a minimum preferential liquidation payment of $1 per share plus accrued and unpaid dividends and will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each share of Series C Preferred Stock will have 100 votes and will vote together with the common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are changed or exchanged, each share of Series C Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. The rights are protected by customary antidilution provisions 19. Shareholders' Equity (continued)

Warrants

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

    For purposes of pro forma disclosures, the estimated fair value of the distribution warrants and options is amortized to expense over the options' vesting periods. Following is the Company's pro forma information:


                                                                                Year Ended December 31,
                                                               -------------------------------------------------------
                                                                      2001               2000               1999
                                                               -----------------  -----------------  -----------------
            Pro forma net (loss)...........................    $   (704,596,000)  $   (389,127,000)  $   (128,795,000)
            Pro forma net (loss) per share-- basic and
              Diluted......................................    $          (7.22)  $          (8.31)  $          (3.77)

    A summary of the Company's distribution warrants and stock option activity and related information for the years ended December 31, 2001, 2000 and 1999 follows:

                                                       2001                   2000                   1999
                                              ---------------------  ---------------------  ----------------------
                                                           Weighted-              Weighted-              Weighted-
                                                            Average                Average                Average
                                               Number of   Exercise   Number of   Exercise   Number of   Exercise
                                                Options      Price     Options      Price     Options      Price
                 Outstanding -- beginning of
                   Period.................    19,349,000    $13.69   10,754,000    $15.37    9,765,000    $ 5.51
                 Granted..................    16,822,000      0.65   10,404,000     10.98    7,925,000     19.56
                 Exercised................         3,000      1.49    1,640,000      7.61    5,606,000      6.27
                 Forfeited................     13,971,000    12.16      169,000     14.09    1,330,000      6.27
                                               ----------             ---------              ---------
                 Outstanding -- end of
                   Period.................     22,197,000   $ 4.80    19,349,000   $13.69    10,754,000   $15.37
                                               ==========             ==========             ==========
                 Exercisable at end of
                   Period.................     22,197,000   $ 4.80    10,112,000   $12.51    3,438,000    $10.11
                                               ==========             ==========             =========

    Weighted-average fair value of distribution warrants and options, calculated using the Black-Scholes option pricing model, granted during 2001, 2000 and 1999 is $0.12, $14.04, and $14.28, respectively.

    The following table summarizes the status of the distribution warrants and stock options outstanding and exercisable at December 31, 2001:


                                                                                      Warrants and Stock Options
                                        Warrants and Stock Options Outstanding                Exercisable
                                                       Weighted-
                     Range of                          Remaining       Weighted-                       Weighted-
                     Exercise          Number of      Contractual       Average        Number of        Average
                      Prices            Options          Life       Exercise Price      Options     Exercise Price
                 ----------------   --------------  --------------  ------------------------------  --------------
                    $0.02 to $3.03    17,012,000      8.7 years         $ 0.632       $ 7,012,000       $ 0.632
                    $5.86 to $7.94       576,000      6.6 years         $ 6.261           576,000       $ 6.261
                  $12.96 to $14.55       299,000      8.3 years         $13.909           299,000       $13.909
                  $18.78 to $22.33     4,310,000      7.5 years         $20.491         4,310,000       $20.491
                                       ---------                                      -----------
                             Total     22,197,000                                      22,197,000
                                       ==========                                     ===========


20.  Income Taxes


    The provision for income taxes consists of the following:

                                                                  Year Ended December 31,
                                                              2001        2000         1999
                                                           ---------  -----------  --------
                                    Current:
                                      Federal..........    $      --  $        --  $   106,000
                                      State and local..       98,000      250,000      625,000
                                                           ---------  -----------  -----------
                                    Total current......       98,000      250,000      731,000
                                                           ---------  -----------  -----------
                                    Deferred:
                                      Federal..........           --           --           --
                                      State and local..           --           --           --
                                                           ---------  -----------  -----------
                                    Total deferred.....           --           --           --
                                                           ---------  -----------  -----------
                                                           $  98,000  $   250,000  $   731,000
                                                           =========  ===========  ===========

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

                                                                                    December 31,
                                                                               2001               2000
                                                                        -----------------  ----------------
                      Deferred tax assets:
                        Investment in subsidiaries...................   $    209,000,000   $             --
                        Depreciation.................................                 --          1,226,000
                        Net operating losses.........................                 --        109,245,000
                        Allowance for doubtful accounts..............                 --          4,414,000
                        Amortization of goodwill.....................                 --          7,405,000
                        Accrued expenses.............................                 --         35,820,000
                        Asset impairments............................                 --          8,546,000
                        Other........................................                 --            174,000
                                                                        ----------------   ----------------
                                                                             209,000,000        166,830,000
                      Valuation allowance for deferred tax assets....       (209,000,000)      (166,830,000)
                                                                        ----------------   ----------------
                      Net deferred tax assets........................   $             --   $             --
                                                                        ================   ================

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

    The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

                                                                                  December 31,
                                                             ------------------------------------------------
                                                                    2001               2000              1999
                                                             -----------------  -----------------  ----------
               Benefit at federal statutory rate
                 (35%)...................................    $   (216,822,000)  $   (109,746,000)  $   (35,978,000)
               State and local income taxes..............              98,000            250,000           625,000
               Expenses not deductible for tax
                 Purposes................................         135,311,000         34,429,000         2,160,000
               Foreign income not subject to U.S. tax....                  --                 --          (399,000)
               U.S. losses with no benefit...............          81,511,000         75,317,000        34,323,000
                                                             ----------------   ----------------   ---------------
                                                             $         98,000   $        250,000   $       731,000
                                                             ================   ================   ===============

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

    o On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss certain of CoreComm Newco's counterclaims. CoreComm Newco's response to those motions is currently due on April 17, 2002 and it intends to oppose Ameritech's requests for dismissal vigorously.

        The Company believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14,400,000 claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $4.1 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since filing its complaint, and (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, the Company cannot be certain how the matter will be resolved. The Company also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. However, it is impossible at this time to predict the outcome of the litigation.

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


                     CORECOMM LIMITED AND SUBSIDIARIES

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


            Col. A                      Col. B               Col. C                       Col. D            Col. E
-----------------------------        ------------   -----------------------          ---------------    ----------
                                                            Additions
                                                        (1)          (2)
                                                    -----------------------
                                                                      Charged to
                                      Balance at      Charged to         Other                          Balance at
                                     Beginning of      Costs and       Accounts-        Deductions-       End of
            Description                 Period         Expenses         Describe         Describe         Period
            -----------              ------------      --------        --------         -----------     -----------
Year ended December 31, 2001:
  Allowance for doubtful
     Accounts................         $11,034,000   $ 7,143,000         $  --        $(18,177,000)(a)    $        --
Year ended December 31, 2000:
  Allowance for doubtful
     Accounts................         $ 3,949,000   $ 7,130,000         $  --        $    (45,000)(b)    $11,034,000
Year ended December 31, 1999:
  Allowance for doubtful
     Accounts................         $   742,000   $ 3,241,000         $  --        $    (34,000)(c)    $ 3,949,000


----------

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

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of CoreComm Holdco, Inc. and Subsidiaries are included in Item
14(d):

Reports of Independent Auditors ...............................................................................S-2
Consolidated Balance Sheets -  December 31, 2001 and 2000  ................................................... S-3
Consolidated Statements of Operations - Years Ended December 31, 2001, 2000 and 1999  .........................S-4
Consolidated Statement of Shareholders' Equity - Years Ended December 31, 2001, 2000 and 1999 .................S-5
Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999...........................S-6
Notes to Consolidated Financial Statements ....................................................................S-7

The following consolidated financial statement schedules of CoreComm Holdco, Inc. and Subsidiaries are included in Item 14(d):

Schedule I - Condensed Financial Information of Registrant  ..................................................S-33
Schedule II - Valuation and Qualifying Accounts ..............................................................S-38

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


    The consolidated balance sheet at December 31, 2001 has been restated as described in Note 1.


                                             /s/ ERNST & YOUNG LLP


New York, New York
March 29, 2002, except for the first paragraph of Note 18, as to which the date is April 12, 2002


                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                                                                    December 31,
                                                                                              2001                2000
                                                                                      -------------------  -----------------
                                                                                            Restated*
                                         ASSETS
     Current assets:
       Cash and cash equivalents..................................................    $       24,966,000   $      22,773,000
       Marketable securities......................................................                    --           2,686,000
       Accounts receivable-- trade, less allowance for
          doubtful accounts of $9,759,000 (2001) and $11,034,000
          (2000)..................................................................            32,261,000          34,148,000
       Due from CoreComm Limited..................................................               646,000             638,000
       Due from NTL Incorporated..................................................                    --          17,345,000
       Other......................................................................             3,683,000           9,038,000
                                                                                      ------------------   -----------------
     Total current assets.........................................................            61,556,000          86,628,000
     Fixed assets, net............................................................            86,722,000         179,379,000
     Investment in CoreComm Limited...............................................             3,863,000                  --
     Goodwill, net of accumulated amortization of $120,242,000
       (2001) and $42,028,000 (2000)..............................................           147,380,000         600,859,000
     Intangible assets, net.......................................................             5,706,000           6,092,000
     Other, net of accumulated amortization of 1,045,000 (2001)
       and $211,000 (2000)........................................................            11,393,000          23,648,000
                                                                                      ------------------   -----------------
                                                                                      $      316,620,000   $     896,606,000
                                                                                      ==================   =================
                               LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Accounts payable...........................................................    $       37,348,000   $      72,876,000
       Accrued expenses...........................................................            67,766,000          64,558,000
       Due to NTL Incorporated....................................................               917,000                  --
       Current portion of long-term debt, notes payable and
          capital lease obligations...............................................             9,667,000          20,182,000
       Deferred revenue...........................................................            29,652,000          29,696,000
                                                                                      ------------------   -----------------
     Total current liabilities....................................................           145,350,000         187,312,000
     Long-term debt, less unamortized discount....................................           144,413,000          91,127,000
     Notes payable to related parties, less unamortized
       discount...................................................................            15,807,000          16,170,000
     Capital lease obligations....................................................               267,000           2,693,000
     Commitments and contingent liabilities
     Shareholders' equity:
       Series preferred stock-- $.01 par value, authorized
          10,000,000 shares; issued and outstanding none..........................                    --                  --
       Common stock-- $.01 par value; authorized 250,000,000
          shares; issued and outstanding 30,000,000 (2001) and
          28,542,000 (2000) shares................................................               300,000             285,000
       Additional paid-in capital.................................................         1,022,634,000       1,038,893,000
       Deferred non-cash compensation.............................................                    --         (21,638,000)
       (Deficit)..................................................................        (1,012,151,000)       (418,236,000)
                                                                                      ------------------   -----------------
                                                                                              10,783,000         599,304,000
                                                                                      ------------------   -----------------
                                                                                      $      316,620,000   $     896,606,000
                                                                                      ==================   =================


*See Note 1

                          See accompanying notes.


                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Year Ended December 31,
                                                                ------------------------------------------------------
                                                                       2001               2000               1999
                                                                -----------------  -----------------  ----------------
           Revenues.........................................    $    292,681,000   $    131,526,000   $     57,151,000
           Costs and expenses
           Operating........................................         224,807,000        142,323,000         57,551,000
           Selling, general and administrative..............          96,854,000        109,197,000         72,821,000
           Corporate........................................           5,648,000         11,224,000          6,686,000
           Non-cash compensation............................          21,638,000         43,440,000          1,056,000
           Other charges....................................          39,553,000         12,706,000                 --
           Asset impairments................................         368,288,000         35,920,000                 --
           Depreciation.....................................          47,976,000         30,641,000         10,916,000
           Amortization.....................................          97,388,000         42,396,000          8,630,000
                                                                ----------------   ----------------   ----------------
                                                                     902,152,000        427,847,000        157,660,000
                                                                ----------------   ----------------   ----------------
           Operating (loss).................................        (609,471,000)      (296,321,000)      (100,509,000)
           Other income (expense)
           Interest income and other, net...................           1,799,000          1,134,000             55,000
           Interest expense.................................         (25,647,000)        (5,929,000)        (2,624,000)
                                                                ----------------   ----------------   ----------------
           (Loss) before income taxes and extraordinary
             item...........................................        (633,319,000)      (301,116,000)      (103,078,000)
           Income tax (provision)...........................             (94,000)          (125,000)          (102,000)
                                                                ----------------   ----------------   ----------------
           (Loss) before extraordinary item.................        (633,413,000)      (301,241,000)      (103,180,000)
           Gain from extinguishment of debt.................          39,498,000                 --                 --
                                                                ----------------   ----------------   ----------------
           Net (loss).......................................    $   (593,915,000)  $   (301,241,000)  $   (103,180,000)
                                                                ================   ================   ================
           Basic and diluted net (loss) per share:
           (Loss) before extraordinary item.................    $         (22.15)  $         (10.55)  $          (3.62)
           Extraordinary item...............................                1.38                 --                 --
                                                                ----------------   ----------------   ----------------
           Net (loss).......................................    $         (20.77)  $         (10.55)  $          (3.62)
                                                                ================   ================   ================
           Weighted average number of shares................          28,599,000         28,542,000         28,542,000
                                                                ================   ================   ================


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

                          See accompanying notes.


                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           Restated - See Note 1


                                                                                       Deferred
                                                 Common Stock         Additional       Non-Cash
                                               Shares        Par    Paid-In Capital  Compensation      (Deficit)
                 Balance, December 31,
                   1998...................   28,542,000  $285,000  $   49,808,000                  $   (13,815,000)
                 Capital contributions....                            196,892,000
                 Net (loss) for the year
                   ended December 31, 1999                                                            (103,180,000)
                                             ----------  --------  --------------    -----------   ---------------
                 Balance, December 31,
                   1999...................   28,542,000   285,000     246,700,000                     (116,995,000)
                 Capital contributions....                            792,193,000
                 Deferred non-cash
                   Compensation...........                                           $(31,338,000)
                 Non-cash compensation
                   Expense................                                             9,700,000
                 Net (loss) for the year
                   ended December 31, 2000                                                            (301,241,000)
                                             ----------  --------  --------------    -----------   ---------------
                 Balance, December 31,
                   2000...................   28,542,000   285,000   1,038,893,000    (21,638,000)     (418,236,000)
                 Capital distributions....                            (23,164,000)
                 Shares issued in Holdco
                   Recapitalization.......    1,458,000    15,000       1,413,000
                 Shares held by CoreComm
                   Limited issued in Holdco
                   Recapitalization.......                              5,492,000
                 Non-cash compensation
                   Expense................                                            21,638,000
                 Net (loss) for the year
                   ended December 31, 2001                                                            (593,915,000)
                                             ----------  --------  --------------    -----------   ---------------
                 Balance, December 31,
                   2001...................   30,000,000  $300,000  $1,022,634,000    $        --   $(1,012,151,000)
                                             ==========  ========  ==============    ===========   ===============


The Consolidated Statement of Shareholders' Equity reflects on a retroactive basis the 3-for-1 stock split by way of a stock dividend paid on April 12, 2002.

                          See accompanying notes.


                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                 ----------------------------------------
                                                                        2001               2000               1999
                                                                 -----------------  -----------------  -----------
          Operating activities
            Net (loss)........................................   $   (593,915,000)  $   (301,241,000)  $   (103,180,000)
            Adjustments to reconcile net (loss) to net cash
               (used in) operating activities:
               Depreciation and amortization..................        145,364,000         73,037,000         19,546,000
               Gain from extinguishment of debt...............        (39,498,000)                --                 --
               Reorganization charges.........................         26,932,000                 --                 --
               Non-cash compensation..........................         21,638,000         43,440,000          1,056,000
               Amortization of original issue discount........          6,256,000                 --                 --
               Provision for losses on accounts
                 Receivable...................................          7,143,000          7,130,000          3,241,000
               Asset impairments..............................        368,288,000         35,920,000                 --
               Accretion of interest on marketable
                 Securities...................................            (51,000)            24,000                 --
               Other..........................................         (2,473,000)           996,000             19,000
               Changes in operating assets and liabilities,
                 net of effect from business acquisitions:
                 Accounts receivable..........................         (5,174,000)        (7,405,000)         3,333,000
                 Due from affiliates..........................         18,140,000        (17,349,000)         1,193,000
                 Other current assets.........................          2,369,000            576,000         (3,152,000)
                 Other assets.................................         12,773,000         (1,249,000)        (3,447,000)
                 Accounts payable.............................        (25,594,000)        17,574,000          5,275,000
                 Accrued expenses.............................         21,073,000         (5,078,000)         3,388,000
                 Deferred revenue.............................            (44,000)        17,213,000            (61,000)
                                                                 ----------------   ----------------   ----------------
          Net cash (used in) operating activities.............        (36,773,000)      (136,412,000)       (72,789,000)
          Investing activities
          Purchase of fixed assets............................         (5,221,000)       (65,211,000)       (20,296,000)
          Acquisitions, net of cash acquired..................                 --        (98,613,000)       (47,056,000)
          Purchase of marketable securities...................                 --         (2,710,000)                --
          Proceeds from sale of marketable securities.........          2,737,000                 --                 --
                                                                 ----------------   ----------------   ----------------
          Net cash (used in) investing activities.............         (2,484,000)      (166,534,000)       (67,352,000)
          Financing activities
          Capital contributions (distributions)...............        (28,614,000)       232,472,000        151,885,000
          Proceeds from borrowings, net of financing
            Costs.............................................         88,679,000        103,503,000            480,000
          Principal payments..................................        (10,508,000)        (5,936,000)        (3,469,000)
          Principal payments of capital lease obligations.....         (8,107,000)       (15,568,000)        (2,379,000)
                                                                 ----------------   ----------------   ----------------
          Net cash provided by financing activities...........         41,450,000        314,471,000        146,517,000
                                                                 ----------------   ----------------   ----------------
          Increase in cash and cash equivalents...............          2,193,000         11,525,000          6,376,000
          Cash and cash equivalents at beginning of
            Period............................................         22,773,000         11,248,000          4,872,000
                                                                 ----------------   ----------------   ----------------
          Cash and cash equivalents at end of period..........   $     24,966,000   $     22,773,000   $     11,248,000
                                                                 ================   ================   ================
          Supplemental disclosure of cash flow
            information
          Cash paid for interest..............................   $     13,197,000   $      4,008,000   $      2,032,000
          Income taxes paid...................................                 --            159,000            185,000
          Supplemental schedule of non-cash investing
            activities
          Capital contributions of non-cash net assets........   $      5,450,000   $    559,721,000   $     45,007,000
          Liabilities incurred to acquire fixed assets........          6,595,000         35,626,000         19,621,000
          Supplemental schedule of non-cash financing
            activities
          Shares issued in the Holdco recapitalization........   $      6,905,000   $             --   $             --


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

Basis of Preparation

    Effective with the completion of the first phase of the Holdco recapitalization on December 28, 2001, CoreComm Limited began accounting for its ownership of approximately 13% of the outstanding shares of the Company using the equity method. CoreComm Limited accounted for the Company as a consolidated subsidiary prior to that date. The Company originally accounted for this transaction at fair value, but has determined it was more appropriately accounted for at historical cost. This required the Company to restate its balance sheet at December 31, 2001. The principal effect of the restatement was to reduce intangible assets, long-term debt and shareholders' equity (deficiency) by $30,663,000, $12,054,000 and $18,609,000, respectively.

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

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

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

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

2.  Holdco Recapitalization (continued)

    The following summarizes the indebtedness and preferred stock that was exchanged for shares of the Company's common stock in December 2001:


                                                                                                      Principal Amount or
        Description                                         Date Issued            Issuer          Stated Value when Issued
        -----------                                     -----------------  ---------------------   ------------------------
        10.75% Unsecured Convertible PIK                April 2001         CoreComm Limited        $10.0 million
          Notes due 2011                                                   and the Company
        10.75% Senior Unsecured Convertible             December 2000      CoreComm Limited        $16.1 million
          PIK Notes Due 2010                                               and the Company
        Senior Unsecured Notes Due September            September 2000     CoreComm Limited        $108.7 million
          29, 2003
        6% Convertible Subordinated Notes Due           October 1999       CoreComm Limited        $175.0 million(1)
          2006
        Series A and Series A-1 Preferred               September 2000     CoreComm Limited        $51.1 million
          Stock
        Series B Preferred Stock                        September 2000     CoreComm Limited        $250.0 million
----------


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


    As part of the second phase of the Holdco recapitalization, on February 8, 2002, the Company launched registered public exchange offers whereby it is offering to exchange its shares of common stock which will have been registered under the Securities Act of 1933, as amended, pursuant to a Form S-4 registration statement to all holders of CoreComm Limited common stock and all remaining holders of 6% Convertible Subordinated Notes due 2006 of CoreComm Limited for their CoreComm Limited common stock and their notes, respectively. As soon as practicable after accepting at least 90% of the outstanding shares of CoreComm Limited common stock in the exchange offers, the Company plans to transfer all such shares to a newly formed, wholly-owned subsidiary and to merge this subsidiary into CoreComm Limited with CoreComm Limited surviving the merger as a wholly-owned subsidiary of the Company.

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

2.  Holdco Recapitalization (continued)


    As a result of the first phase of the Holdco recapitalization, the Company holds $160 million principal amount of the CoreComm Limited's 6% Convertible Subordinated Notes, approximately $105.7 million principal amount of CoreComm Limited's Senior Unsecured Notes and all of CoreComm Limited's outstanding preferred stock. CoreComm Limited has agreed that it will surrender to the Company, immediately following the merger, all shares of our common stock that it owns, other than the number of shares of our common stock deliverable upon conversion of public notes not tendered in the exchange offer for public notes or converted prior to the completion of the merger. Therefore, if the merger is completed, CoreComm Limited will own no common stock of the Company, and thus will own no material assets, since the common stock of the Company is CoreComm Limited's only material asset. In exchange for CoreComm Limited surrendering such shares of the Company's common stock, CoreComm Limited and the Company have agreed to waivers and amendments to delay CoreComm Limited from having to make any payments with respect to these securities. If such a merger does not occur, CoreComm Limited does not anticipate that it will have the financial resources to meet the obligations under its notes and preferred stock if the Company requires it to do so.


    Under the exchange offer, those shareholders and noteholders who exchange their shares and notes, respectively, will receive shares of the Company, and would no longer have securities of CoreComm Limited.

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


    The Company holds $160 million principal amount of CoreComm Limited's 6% Convertible Subordinated Notes Due 2006, approximately $105.7 million principal amount of CoreComm Limited's Senior Unsecured Notes due September 29, 2003, approximately 51,000 shares of CoreComm Limited's Series A preferred stock and 250,000 shares of CoreComm Limited's Series B preferred stock as a result of the exchanges. As of December 31, 2001, the Company's investment in CoreComm Limited notes and preferred stock was $3,863,000 and amounts due from CoreComm Limited were $646,000.


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

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

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

Fixed Assets

    Fixed assets are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment -- 3 to 15 years, computer hardware and software -- 3 or 5 years and other equipment -- 2 to 7 years, except for leasehold improvements for which the estimated useful lives are the term of the lease.

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

3.       Significant Accounting Policies (continued)

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

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

3.  Significant Accounting Policies (continued)

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

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

4.  Recent Accounting Pronouncements (continued)

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

6.  Revenues

                                                                             Year Ended December 31,
                                                                ------------------------------------
                                                                      2001              2000            1999
                                                                ---------------   ---------------  ---------
                 Local Exchange Services....................    $    95,272,000   $    62,960,000  $   40,463,000
                 Toll-related Telephony Services............         77,169,000        27,952,000       6,110,000
                 Internet, Data and Web-related Services....         93,997,000        34,157,000       6,996,000
                 Other(a)...................................         26,243,000         6,457,000       3,582,000
                                                                ---------------   ---------------  --------------
                                                                $   292,681,000   $   131,526,000  $   57,151,000
                                                                ===============   ===============  ==============

----------

(a) Other includes wireless, paging and information services.

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

7.  Asset Impairments


    As of December 31, 2001, the Company performed an analysis of the carrying values of its long-lived assets including goodwill. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. This analysis was initiated because of the decline in the Company's stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company's analysis, the book value of the Company's net assets significantly exceeded its market capitalization. Accordingly, the Company performed an analysis of the recoverability of its long-lived assets and associated goodwill. The fair value of the Company's assets was determined by discounting the Company's estimates of the expected future cash flows related to these assets when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of goodwill of $186,160,000 and a write-down of fixed assets of $14,529,000 in the fourth quarter of 2001 as result of this analysis and review.


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

8.  Acquisitions

    On September 29, 2000, CoreComm Limited completed two significant acquisitions. CoreComm Limited acquired ATX Telecommunications Services, Inc., referred to as ATX, a CLEC providing integrated voice and high-speed data services, including long distance, local, wireless and network services through the use of telephone switching equipment and other physical facilities in the New York -- Virginia corridor. ATX was acquired for approximately $39.4 million in cash, approximately $108.7 million principal amount of CoreComm Limited's senior unsecured notes due 2003, 12,398,000 shares of CoreComm Limited's common stock and 250,000 shares of CoreComm Limited's Series B preferred stock with a stated value of $250.0 million. The common stock was valued at $178.7 million, the fair value at the time of the third amendment to the ATX merger agreement on July 31, 2000. The senior unsecured notes and the Series B preferred stock were valued at $94.0 million and $67.3 million, respectively, the fair value on the date of issuance. In addition, CoreComm Limited incurred acquisition related costs of approximately $9.7 million.

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

8.  Acquisitions (continued)

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

    The pro forma unaudited consolidated results of operations for the year ended December 31, 2000 assuming consummation of the acquisitions as of January 1, 2000 is as follows:

                  Total revenue...........................     $    297,850,000
                  Net (loss)..............................         (391,276,000)
                  Basic and diluted net (loss) per share..               (41.13)

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

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

9.  Intangible Assets

    Intangible assets consist of:



                                                                                              December 31,
                                                                                           2001          2000
                                                                                      ------------- ---------
                 LMDS license costs...............................................    $  4,230,000  $   4,230,000
                 Workforce, net of accumulated amortization of $198,000
                   (2000).........................................................              --         52,000
                 Customer lists, net of accumulated amortization of $864,000
                   (2001) and $530,000 (2000).....................................       1,476,000      1,810,000
                                                                                      ------------  -------------
                                                                                      $  5,706,000  $   6,092,000
                                                                                      ============  =============


10.  Fixed Assets

    Fixed assets consist of:


                                                                               December 31,
                                                                          2001              2000
                                                                    ----------------  ----------
                            Operating equipment.................    $   102,529,000   $   124,335,000
                            Computer hardware and software......         53,313,000        53,092,000
                            Other equipment.....................         12,956,000        21,182,000
                            Construction-in-progress............                 --        22,097,000
                                                                    ---------------   ---------------
                                                                        168,798,000       220,706,000
                            Accumulated depreciation............        (82,076,000)      (41,327,000)
                                                                    ---------------   ---------------
                                                                    $    86,722,000   $   179,379,000
                                                                    ===============   ===============

    The change in the fixed asset balance from December 31, 2000 to December 31, 2001 is partially due to the 2001 reorganization, the settlement of certain liabilities and the review of the recoverability of long-lived assets. The 2001 reorganization included fixed asset write-offs related to vacated offices of $5.3 million and network assets in abandoned markets of $13.4 million. The settlement of amounts due to one of the Company's equipment vendors included the return of certain equipment with a net book value of $6.8 million. The Company performed a review of the recoverability of its long-lived assets including fixed assets that indicated that the $14.5 million carrying value of certain fixed assets would not be recoverable.


11.  Accrued Expenses

    Accrued expenses consist of:


                                                                              December 31,
                                                                          2001            2000
                                                                     --------------  ---------
                               Payroll and related..............     $    7,517,000  $    5,032,000
                               Professional fees................            935,000       2,331,000
                               Taxes, including income taxes....         16,534,000      13,730,000
                               Accrued equipment purchases......            385,000      14,460,000
                               Toll and interconnect............         28,668,000      20,628,000
                               Reorganization costs.............          7,273,000       1,835,000
                               Other............................          6,454,000       6,542,000
                                                                     --------------  --------------
                                                                     $   67,766,000  $   64,558,000
                                                                     ==============  ==============

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

12.  Long-Term Debt

    Long-term debt consists of:


                                                                                           December 31,
                                                                                       2001             2000
                                                                                 ---------------   ---------
                 Senior secured credit facility, less unamortized discount
                   of $11,687,000 (2001) and none (2000).....................    $   144,413,000   $   91,100,000
                 Working capital promissory note, interest at 8.5%...........                 --        1,496,000
                 Note payable for equipment, interest at 12.75%..............                 --        3,331,000
                 Other.......................................................             33,000          160,000
                                                                                 ---------------   --------------
                                                                                     144,446,000       96,087,000
                 Less current portion........................................             33,000        4,960,000
                                                                                 ---------------   --------------
                                                                                 $   144,413,000   $   91,127,000
                                                                                 ===============   ==============


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

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

12.  Long-Term Debt (continued)

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

    In April 2001, the Company and CoreComm Limited as co-obligators issued to Booth American Company $10 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. Interest on the notes was at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. The interest was payable in kind by the issuance of additional 10.75% Unsecured Convertible PIK Notes due April 2011 in such principal amount as shall equal the interest payment that was then due. The notes were convertible into CoreComm Limited's common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest had an initial conversion price equal to 120% of the weighted average closing price of CoreComm Limited's common stock for a specified period. All of the outstanding 10.75% Unsecured Convertible PIK Notes Due April 2011 were exchanged for shares of the Company in December 2001.

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

    The senior secured credit facility restricts the payment of cash dividends and loans to the Company. At December 31, 2001, restricted net assets were approximately $11 million.

    As of December 31, 2001, the aggregate principal amounts of long-term debt scheduled for repayment are as follows:


                        Year Ending December 31,
                          2002........................    $        33,000
                          2003........................          1,950,000
                          2004........................          9,750,000
                          2005........................         25,350,000
                          2006........................         50,700,000
                        Thereafter....................         68,350,000
                                                          ---------------
                                                          $   156,133,000

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

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

    The following table summarizes the reorganization charges incurred and utilized in 2000 and 2001:


                                                    Employee
                                                    Severance    Lease                 Fixed Assets
                                                   and Related   Exit       Agreement       and
                                                      Costs      Costs    Terminations  Prepayments     Total
                                                                         (in thousands)
                    Charged to expense........      $ 2,089    $  1,917     $    --      $     --    $   4,006
                    Utilized..................         (775)     (1,396)         --            --       (2,171)
                                                    -------    --------     -------      --------    ---------
                    Balance, December 31, 2000        1,314         521          --            --        1,835
                    Charged to expense........        3,409       6,928       6,572        21,772       38,681
                    Adjustments...............         (996)         73          --          (386)      (1,309)
                    Utilized..................       (3,218)     (4,416)     (2,914)      (21,386)     (31,934)
                                                    -------    --------     -------      --------    ---------
                    Balance, December 31, 2001      $   509    $  3,106     $ 3,658      $     --    $   7,273
                                                    =======    ========     =======      ========    =========

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

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

    The carrying amounts and fair values of the Company's financial instruments are as follows:


                                                                  December 31, 2001        December 31, 2000
                                                                Carrying                 Carrying      Fair
                                                                 Amount     Fair Value    Amount       Value
                                                              -----------  -----------------------  --------
                                                                               (in thousands)
                    Cash and cash equivalents.............    $    24,966  $    24,966   $  22,773   $  22,773
                    Long-term debt:
                      Working capital promissory note.....             --           --       1,496       1,392
                      Equipment note......................             --           --       3,331       2,496
                      Senior secured credit facility......        144,413      156,100      91,100      91,100
                      Notes payable to related parties....         15,807       16,174      16,170      15,355
                      Other...............................             33           33         160         138


15.  Leases

    The Company has capital leases for certain of its operating equipment. Leased property included in operating equipment consists of:

                                                                           December 31,
                                                                       2001            2000
                                                                  --------------  ---------
                                  Operating equipment..........   $   14,145,000  $   41,859,000
                                  Accumulated depreciation.....               --      14,699,000
                                                                  --------------  --------------
                                                                  $   14,145,000  $   27,160,000
                                                                  ==============  ==============

    Future minimum annual payments under these leases at December 31, 2001 are as follows:

                         Year Ending December 31,
                           2002........................................................    $   11,008,000
                           2003........................................................           266,000
                                                                                           --------------
                           Total minimum lease payments................................        11,274,000
                           Less amount representing interest (at rates ranging from
                              8.5% to 26.44%)..........................................         1,373,000
                                                                                           --------------
                           Present value of net minimum obligations....................         9,901,000
                           Current portion.............................................         9,634,000
                                                                                           --------------
                                                                                           $      267,000

    As of December 31, 2001, the Company had leases for office space and equipment, which extend through 2013. Total rent expense for the years ended December 31, 2001, 2000 and 1999 under operating leases was $8,791,000, $7,764,000 and $5,151,000, respectively.

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

16.  Related Party Transactions

    Future minimum annual lease payments under noncancellable operating leases at December 31, 2001 are as follows: $7,704,000 (2002); $6,794,000
(2003); $4,675,000 (2004); $3,652,000 (2005) $2,469,000 (2006) and
$6,122,000 thereafter.

    Notes payable to related parties consists of:


                                                                                                December 31,
                                                                                            2001            2000
                                                                                       --------------  ---------
             10.75% Senior Unsecured Convertible PIK Notes Due December
               2010, plus accrued interest........................................     $           --  $   16,170,000
             10.75% Unsecured Convertible PIK Notes Due April 2011, plus accrued interest, less unamortized discount of $367,000
               (2001).............................................................         15,807,000              --
                                                                                       --------------  --------------
                                                                                       $   15,807,000  $   16,170,000
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

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

16.  Related Party Transactions (continued)

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

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

16.  Related Party Transactions (continued)


    In 2001, the Company and NTL entered into a license agreement whereby NTL was granted an exclusive, irrevocable, perpetual license to certain billing software developed by the Company for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $12.8 million. The billing software was being used by NTL at the time of this agreement, and was being maintained and modified by the Company under an ongoing software maintenance and development outsourcing arrangement between the companies. The Company recorded the $12.8 million as deferred revenue to be recognized over a period of three years, which was the estimated amount of time the Company expected to provide service under this arrangement. The Company recognized $2.5 million of this revenue in 2001.


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

18.  Shareholders' Equity

Stock Splits


    The Company declared a 6,342.944-to-1 stock split which was effective on December 17, 2001. The Company's outstanding shares increased from 1,500 to 9,514,416 as a result of this stock split. On April 12, 2002, the Company declared a 3-for-1 stock split by way of a stock dividend, which was paid on the declaration date. The Company's outstanding shares increased from 9,514,416 to 28,543,248. The consolidated financial statements and the notes thereto give retroactive effect to the stock split.


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

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

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

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

18.  Shareholders' Equity (continued)

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


    The Company has offered its common stock to CoreComm Limited's stockholders through a registered public exchange offer. If this exchange offer is consummated, CoreComm Limited's warrants will be exercisable into common shares of the Company on an as-converted basis, subject to the exchange ratio in the exchange offer.


Stock Options


    In December 2001, the Company adopted a new stock option plan for its employees. A total of 8.7 million shares of common stock were reserved for issuance under the plan, which represents 22.5% of the total fully diluted shares of the Company. In January 2002, the Board of Directors approved a grant of options to purchase an aggregate of approximately 7.74 million shares of the Company's common stock, representing approximately 20% of the total fully diluted shares. The exercise price of these options is $1.00 per share. The number of shares available under the plan and the number of shares into which each option is exercisable are subject to adjustment in the event of stock splits and other similar transactions.


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

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

18.  Shareholders' Equity (continued)


    In December 2001, the CoreComm Limited Board of Directors, in connection with the Holdco recapitalization, accelerated all outstanding options to acquire shares of CoreComm Limited common stock so that all are presently fully vested and exercisable. CoreComm Limited options are not exercisable for shares of the Company's common stock. In the event that the Company is successful in consummating the exchange offers, CoreComm Limited would become a subsidiary of the Company. Subsequent to that time, the Company and CoreComm Limited may agree to effect a merger between CoreComm Limited and a subsidiary of the Company which would have the effect of converting holders of any remaining outstanding shares of CoreComm Limited common stock not owned by the Company into shares of the Company at an exchange ratio identical to that being offered in the exchange offers. Between now and that time, if holders of CoreComm Limited options exercise their options, they would, at the time of a merger, have the same rights as other holders of CoreComm Limited common stock to have their shares of CoreComm Limited converted to shares of the Company at that exchange ratio. The Company may be required to record non-cash compensation upon the ultimate resolution of the CoreComm Limited Stock options.


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

    For purposes of pro forma disclosures, the estimated fair value of the distribution warrants and options is amortized to expense over the options' vesting periods. Following is the Company's pro forma information as if the Company and not CoreComm Limited had issued the distribution warrants and stock options:

                                                                             Year Ended December 31,
                                                            ----------------------------------------
                                                                   2001               2000               1999
                                                            -----------------  -----------------  -----------
               Pro forma net (loss)......................   $   (678,921,000)  $   (376,557,000)  $   (128,451,000)
               Pro forma net (loss) per share--basic
                 and diluted.............................   $         (71.22)  $         (39.58)  $         (13.50)

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

18.  Shareholders' Equity (continued)

    A summary of CoreComm Limited's distribution warrants and stock option activity and related information, as if the Company and not CoreComm Limited had issued the distribution warrants and stock options, for the years ended December 31, 2001, 2000 and 1999 follows:


                                                       2001                   2000                   1999
                                              ---------------------  ---------------------  ----------------------
                                                           Weighted-              Weighted-              Weighted-
                                                            Average                Average                Average
                                               Number of   Exercise   Number of   Exercise   Number of   Exercise
                                                Options      Price     Options      Price     Options      Price
                                              ----------  ---------   ---------   --------   ---------   ---------
                 Outstanding -- beginning of
                   Period.................    19,349,000    $13.69   10,754,000    $15.37    9,765,000    $ 5.51
                 Granted..................    16,822,000       .65   10,404,000     10.98    7,925,000     19.56
                 Exercised................         3,000      1.49    1,640,000      7.61    5,606,000      6.27
                 Forfeited................     13,971,00     12.16      169,000     14.09    1,330,000      6.27
                                               ---------              ---------              ---------
                 Outstanding -- end of
                   Period.................     22,197,000   $ 4.80    19,349,000   $13.69    10,754,000   $15.37
                                               ==========             ==========             ==========
                 Exercisable at end of         22,197,000   $ 4.80    10,112,000   $12.51    3,438,000    $10.11
                                               ==========             ==========             =========
                 period...................


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

    The following table summarizes the status of the CoreComm Limited distribution warrants and stock options outstanding and exercisable at December 31, 2001, as if the Company and not CoreComm Limited had issued the distribution warrants and stock options:

                                                                                              Warrants and
                                         Warrants and Stock Options Outstanding         Stock Options Exercisable
                                     ----------------------------------------------  ----------------------------
                                                        Weighted-       Weighted-                      Weighted-
                     Range of           Number of       Remaining        Average        Number of       Average
                  Exercise Prices        Options    Contractual Life Exercise Price      Options    Exercise Price
                 ------------------  -------------- ----------------------------------------------- --------------
                   $ 0.02 to $ 3.03    17,012,000      8.7 years        $  0.632       17,012,000      $  0.632
                   $ 5.86 to $ 7.94       576,000      6.6 years        $  6.261          576,000      $  6.261
                   $12.96 to $14.55       299,000      8.3 years        $ 13.909          299,000      $ 13.909
                   $18.78 to $22.33     4,310,000      7.5 years        $ 20.491        4,310,000      $ 20.491
                                        ---------                                       ---------
                              Total     22,197,000                                      22,197,000
                                        ==========                                      ==========

19.  Income Taxes

    The provision for income taxes consists of the following:

                                                                  Year Ended December 31,
                                                              2001        2000         1999
                                                           ---------  -----------  -----------
                                    Current:
                                      Federal..........    $      --  $        --  $        --
                                      State and local..       94,000      125,000      102,000
                                                           ---------  -----------  -----------
                                    Total current......       94,000      125,000      102,000
                                                           ---------  -----------  -----------
                                    Deferred:
                                      Federal..........           --           --           --
                                      State and local..           --           --           --
                                    Total deferred.....           --           --           --
                                                           ---------  -----------  -----------
                                                           $  94,000  $   125,000  $   102,000
                                                           =========  ===========  ===========

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

19.  Income Taxes (continued)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                                                    December 31,
                                                                               2001               2000
                                                                        -----------------  -----------
                      Deferred tax assets:
                        Depreciation.................................   $      8,503,000   $      1,214,000
                        Net operating losses.........................         95,932,000        107,220,000
                        Allowance for doubtful accounts..............          7,435,000          4,414,000
                        Amortization of goodwill.....................         11,140,000          7,405,000
                        Accrued expenses.............................         17,336,000         35,820,000
                        Asset impairments............................         16,737,000          8,546,000
                        Other........................................            562,000            174,000
                                                                        ----------------   ----------------
                                                                             157,645,000        164,793,000
                      Valuation allowance for deferred tax assets....       (157,645,000)      (164,793,000)
                                                                        ----------------   ----------------
                      Net deferred tax assets........................   $             --   $             --
                                                                        ================   ================

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

    The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

                                                                             Year Ended December 31,
                                                             ---------------------------------------
                                                                    2001               2000              1999
                                                             -----------------  -----------------  ----------
               Benefit at federal statutory rate (35%)...    $   (207,837,000)  $   (105,391,000)  $   (36,077,000)
               State and local income taxes..............              94,000            125,000           102,000
               Expenses not deductible for tax
                 Purposes................................         135,313,000         33,619,000         2,160,000
               Foreign income not subject to U.S. tax....                  --                 --          (362,000)
               U.S. losses with no benefit...............          72,524,000         71,772,000        34,279,000
                                                             ----------------   ----------------   ---------------
                                                             $         94,000   $        125,000   $       102,000
                                                             ================   ================   ===============

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

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

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

20.      Commitments and Contingent Liabilities (continued)


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


        On or about January 31, 2002, the subsidiaries of CoreComm Holdco operating in Delaware, District of Columbia, Maryland, Massachusetts, New York, Pennsylvania and received correspondence from Verizon claiming that Verizon was owed a total of approximately $14 million for services allegedly provided in those states and threatening to activate embargo procedures on their accounts if payment of the alleged amounts was not received. In response, the subsidiaries challenged the accuracy of Verizon's figures and provided formal written notice to Verizon disputing its claims and reiterating their several prior requests that Verizon provide additional information to support its contentions and resolve a variety of apparently systemic problems with its wholesale billing systems. Additionally, the subsidiaries in Pennsylvania , New York and Massachusetts proceeded to initiate litigation against Verizon before the appropriate regulatory authorities and/or in civil court.

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

        In Pennsylvania, litigation between ATX Telecommunications and Verizon is continuing. In the meantime, on March 4, 2002, ATX received a letter from Verizon asserting that Verizon is owed approximately $5.7 million in allegedly past due charges and threatening to implement a service embargo. ATX is currently reviewing Verizon's claims against its own billing records and believes that the amount at issue could be substantially less than the amount claimed by Verizon when taking into account (a) Verizon's historical billing errors, (b) payments that have been or will be made in the ordinary course, and (c) unresolved disputes over prior charges. Accordingly, on March 29, 2002, ATX filed a petition with the Hearing Examiner in its complaint case advising that the $5.7 million figure alleged in Verizon's embargo letter has been placed into dispute by ATX due to Verizon's billing errors, that approximately $3 million of erroneous charges have already been found which ATX believes should be deducted from the claimed amount, and asking the Hearing Examiner to issue an order that would prevent Verizon from implementing a service embargo during the pendancy of the complaint proceeding. ATX intends to vigorously litigate its complaint regarding Verizon's billing errors, including the longstanding, apparently systemic problems that ATX has experienced with Verizon's billing systems, and pursue all available claims, counterclaims and offsets, including defending against any effort to implement any embargo or service suspension. However, it cannot presently predict how the matter will be resolved and if Verizon were to prevail on its claims and/or activate an account embargo or service suspension, it could have a material adverse affect on our business, financial condition and/or results of operations.

                   CORECOMM HOLDCO, INC. AND SUBSIDIARIES

20.    Commitments and Contingent Liabilities (continued)

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


                       SCHEDULE I-- CONDENSED FINANCIAL INFORMATION OF CORECOMM HOLDCO, INC.

                          CONDENSED BALANCE SHEETS


                                                                                   December 31,
                                                                             2001                2000
                                                                     -------------------  -----------
                      Assets                                         RESTATED*
                      Current assets:
                        Cash and cash equivalents................    $               --   $       6,198,000
                        Marketable securities....................                    --           1,343,000
                        Other....................................               476,000           1,600,000
                                                                     ------------------   -----------------
                      Total current assets.......................               476,000           9,141,000
                      Investments in and loans to subsidiaries...            21,151,000         605,274,000
                      Investment in CoreComm Limited.............             3,863,000                  --
                      Other......................................             1,100,000           1,059,000
                                                                     ------------------   -----------------
                                                                     $       26,590,000   $     615,474,000
                                                                     ==================   =================
                      Liabilities and shareholders' equity
                      Notes payable to related parties...........    $       15,807,000   $      16,170,000
                      Commitments and contingent liabilities
                      Shareholder's equity:
                        Common stock.............................               300,000             285,000
                        Additional paid-in capital...............         1,022,634,000       1,038,893,000
                        Deferred non-cash compensation...........                    --         (21,638,000)
                        (Deficit)................................        (1,012,151,000)       (418,236,000)
                                                                     ------------------   -----------------
                                                                             10,783,000         599,304,000
                                                                     ------------------   -----------------
                                                                     $       26,590,000   $     615,474,000
                                                                     ==================   =================


                          See accompanying notes.

*See Note 2


                       SCHEDULE I-- CONDENSED FINANCIAL INFORMATION OF CORECOMM HOLDCO, INC.

                     CONDENSED STATEMENTS OF OPERATIONS


                                                                                   Year Ended December 31,
                                                                  ----------------------------------------
                                                                         2001               2000               1999
                                                                  -----------------  -----------------  -----------
         Costs and expenses
         Corporate expense...................................     $             --   $             --   $         13,000
                                                                  ----------------   ----------------   ----------------
           Operating (loss)..................................                   --                 --            (13,000)
         Other income (expense)
         Interest income and other, net......................            4,025,000          2,787,000          1,638,000
         Interest expense....................................           (3,767,000)           (70,000)                --
                                                                  ----------------   ----------------   ----------------
         Income before income taxes, equity in net (loss)
           of subsidiaries and extraordinary item............              258,000          2,717,000          1,625,000
         Income tax provision................................                   --                 --             (7,000)
                                                                  ----------------   ----------------   ----------------
         Income before equity in net (loss) of
           subsidiaries and extraordinary item...............              258,000          2,717,000          1,618,000
         Equity in net (loss) of subsidiaries................         (619,850,000)      (303,958,000)      (104,798,000)
                                                                  ----------------   ----------------   ----------------
         (Loss) before extraordinary item....................         (619,592,000)      (301,241,000)      (103,180,000)
         Gain from extinguishment of debt....................           25,677,000                 --                 --
                                                                  ----------------   ----------------   ----------------
         Net (loss)..........................................     $   (593,915,000)  $   (301,241,000)  $   (103,180,000)
                                                                  ================   ================   ================


                          See accompanying notes.


                       SCHEDULE I-- CONDENSED FINANCIAL INFORMATION OF CORECOMM HOLDCO, INC.

                     CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                  ---------------------------------------
                                                                        2001              2000                1999
                                                                  ---------------- -----------------   -----------
          Net cash provided by operating activities..........     $     4,712,000  $        539,000    $      2,320,000
          Investing activities
          Acquisitions, net of cash acquired.................                  --       (98,613,000)        (47,056,000)
          Purchase of marketable securities..................                  --        (1,343,000)                 --
          Proceeds from sale of marketable securities........           1,343,000                --                  --
          Increase in investments in and loans to
            subsidiaries.....................................         (14,089,000)     (144,909,000)       (105,267,000)
                                                                  ---------------  ----------------    ----------------
          Net cash (used in) investing activities............         (12,746,000)     (244,865,000)       (152,323,000)
          Financing activities
          Capital contributions (distributions)..............         (23,164,000)      232,472,000         151,885,000
          Proceeds from borrowings, net of financing
            costs............................................          25,000,000        16,170,000                  --
                                                                  ---------------  ----------------    ----------------
          Net cash provided by financing activities..........           1,836,000       248,642,000         151,885,000
                                                                  ---------------  ----------------    ----------------
          Increase (decrease) in cash and cash
            equivalents......................................          (6,198,000)        4,316,000           1,882,000
          Cash and cash equivalents at beginning of
            Period...........................................           6,198,000         1,882,000                  --
                                                                  ---------------  ----------------    ----------------
          Cash and cash equivalents at end of period.........     $            --  $      6,198,000    $      1,882,000
                                                                  ===============  ================    ================
          Supplemental schedule of non-cash investing
            activities
          Capital contributions of non-cash net assets.......     $            --  $    559,721,000    $     45,007,000


                          See accompanying notes.

    SCHEDULE I-- CONDENSED FINANCIAL INFORMATION OF CORECOMM HOLDCO, INC.

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

    Effective with the completion of the first phase of the Holdco recapitalization on December 28, 2001, CoreComm Limited began accounting for its ownership of approximately 13% of the outstanding shares of the Company using the equity method. The Company originally accounted for this transaction at fair value, but has determined it was more appropriately accounted for at historical cost. This required the Company to restate its balance sheet at December 31, 2001. The principal effect of the restatement was to reduce investments in and loans to subsidiaries, long-term debt and shareholders' equity (deficiency) by $30,663,000, $12,054,000 and $18,609,000, respectively.

3.  Notes Payable


    In December 2000, the Company issued $16.1 million aggregate principal amount of 10.75% Senior Unsecured Convertible PIK Notes due December 2010, which were a joint obligation of CoreComm Limited and the Company, to officers and directors of CoreComm Limited and the Company. Interest on the notes was at an annual rate of 10.75% payable semiannually on January 1 and July 1 of each year, commencing July 1, 2001. The interest was payable in kind by the issuance of additional Senior Unsecured Convertible PIK Notes Due December 2010 in such principal amount equal to the interest payment that was then due. The notes were convertible into CoreComm Limited common stock prior to maturity at a conversion price of $5.00 per share, subject to adjustment. The additional notes issued for interest had an initial conversion price equal to 120% of the weighted average closing price of Limited's common stock for a specified period. All of the outstanding 10.75% Senior Unsecured Convertible PIK Notes due December 2010 were exchanged for shares of the Company's common stock in December 2001.


    Some of the officers and directors of the Company are also officers or directors of NTL Incorporated, referred to as NTL. In April 2001, CoreComm Limited and the Company as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. Interest on the notes is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, which commenced on October 15, 2001. The interest is payable in kind by the issuance of additional 10.75% Unsecured Convertible PIK Notes due April 2011 in such principal amount equal to the interest payment that is then due. Additional notes issued for interest will have a conversion price equal to 120% of the weighted average closing price of CoreComm Limited's common stock for a specified period. The notes are convertible into CoreComm Limited common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. However, NTL and CoreComm Limited and the Company have entered into an agreement relating to the conversion feature of the notes following the Holdco recapitalization. Through that agreement, consistent with the original terms of the notes, CoreComm Limited and the Company have agreed to exercise their right under the notes such that, following the completion of the exchange offer to the holders of CoreComm Limited common stock to exchange their shares for shares of the Company's common stock, the convertibility feature of the notes will be altered so that rather than the notes being convertible into shares of CoreComm Limited common stock, the notes will become convertible into shares of the Company's common stock. At that time, the conversion price of $1.00 will be equitably adjusted by applying the exchange ratio in the exchange offers, which results in a new conversion price of $38.90 per share of the Company's common stock. NTL has agreed not to exercise its rights to convert into CoreComm Limited common stock for six months from February 5, 2002 (unless that right has previously ceased as a result of the completion of the exchange offer and the change in the convertibility feature). In the event that the exchange offer is not completed, the conversion feature would remain into CoreComm Limited common stock. These notes are redeemable, in whole or in part, at the Company's option, at any time on or after April 12, 2003, at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.

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


    On April 12, 2002 CoreComm Holdco declared a 3-for-1 stock split by way of a stock dividend. The condensed financial statements and the notes thereto give retroactive effect to the stock split.


                           CORECOMM HOLDCO, INC.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            Col. A                 Col. B              Col. C             Col. D          Col. E
                -----------------------------   ------------  ----------------------- --------------  ----------
                                                                      Additions
                                                                  (1)          (2)
                                                              -----------------------
                                                                           Charged to
                                                 Balance at    Charged to     Other
                                                Beginning of    Costs and   Accounts-   Deductions-     Balance at
                          Description              Period       Expenses    Describe     Describe      End of Period
                -----------------------------   ------------  ----------- ----------- --------------  --------------
                Year ended December 31, 2001:
                  Allowance for doubtful
                     accounts................    $        --  $7,143,000     $  --    $(8,418,000)(a)  $ 9,759,000
                Year ended December 31, 2000:
                  Allowance for doubtful
                     accounts................    $ 3,949,000  $7,130,000     $  --    $   (45,000)(b)  $11,034,000
                Year ended December 31, 1999:
                  Allowance for doubtful
                     accounts................    $   742,000  $3,241,000     $  --    $   (34,000)(c)  $ 3,949,000

----------

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