Form 10-Q/A
period 2002-03-31
CORECOMM LTD /DE/
filed 2002-06-27
CIK 1121884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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


                                CORECOMM LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  23-3032245
---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
             or organization)                          Identification No.)


110 East 59th Street, New York, New York                   10022
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

                               Yes   X     No   ______


The number of shares outstanding of the issuer's common stock as of March 31, 2002 was 141,655,388.

                        CoreComm Limited and Subsidiaries

                                      Index

PART I.  FINANCIAL INFORMATION                                                                             Page
------------------------------                                                                             ----
Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets -
                March 31, 2002 (Unaudited) and December 31, 2001 .........................................   2
             Condensed Consolidated Statements of Operations -
                Three months ended March 31, 2002 and 2001 (Unaudited) ...................................   3
             Condensed Consolidated Statement of Shareholders' Deficiency -
                Three months ended March 31, 2002 (Unaudited) ............................................   4
             Condensed Consolidated Statements of Cash Flows -
                Three months ended March 31, 2002 and 2001 (Unaudited) ...................................   5
             Notes to Unaudited Condensed Consolidated Financial Statements ..............................   6

Item 2.      Management's Discussion and Analysis of Results of
                 Operations and Financial Condition ......................................................  19

Item 3.      Quantitative and Qualitative Disclosures about Market Risk ..................................  26

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings ...........................................................................  27

Item 3.      Defaults upon Senior Securities .............................................................  30

Item 5.      Other Information ...........................................................................  31

Item 6.      Exhibits and Reports on Form 8-K ............................................................  32

SIGNATURES ...............................................................................................  33

Corecomm Holdco. Inc. and Subsidiaries Index to Financial Information .................................... S-1

                        CoreComm Limited and Subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets


                                                                               MARCH 31,              DECEMBER 31,
                                                                                 2002                    2002
                                                                            ---------------         ---------------
                                                                              (UNAUDITED)             (SEE NOTE)
                                                                               RESTATED*               RESTATED*
  ASSETS
      Current assets:
    Cash and cash equivalents                                               $       472,000         $       109,000
    Other                                                                            37,000                  45,000
                                                                            ---------------         ---------------
      Total current assets                                                          509,000                 154,000
      Fixed assets, net                                                             113,000                 146,000
      Investment in CoreComm Holdco                                               2,348,000               3,863,000
      Other, net of accumulated amortization of $2,503,000 (2002)
       and $2,251,000 (2001)                                                      6,653,000               8,260,000
                                                                            ---------------         ---------------
                                                                            $     9,623,000         $    12,423,000
                                                                            ===============         ===============

  LIABILITIES AND SHAREHOLDERS' DEFICIENCY
     Current liabilities:
        Accounts payable                                                    $       959,000         $       959,000
        Accrued expenses                                                            348,000                 419,000
        Due to NTL Incorporated                                                     209,000                 209,000
        Due to CoreComm Holdco                                                   31,834,000              24,112,000
        Current portion of long-term debt                                         4,750,000                      --
                                                                            ---------------         ---------------
      Total current liabilities                                                  38,100,000              25,699,000
      Long-term debt, including $258,087,000 (2002) and $256,874,000
       (2001) due to CoreComm Holdco                                            258,087,000             261,624,000
      Commitments and contingent liabilities
      Shareholders' deficiency:
        Series preferred stock -- $.01 par value, authorized
           5,000,000 shares:
           Series A, liquidation preference $56,750,000; issued
            and outstanding 51,000 shares                                                --                      --
           Series B, liquidation preference $268,187,000; issued
            and outstanding 250,000 shares                                            3,000                   3,000
           Series C, none issued or outstanding                                          --                      --
        Common stock -- $.01 par value, authorized 600,000,000
           shares; issued and outstanding 141,655,000 shares                      1,417,000               1,417,000
      Additional paid-in capital                                                782,922,000             787,434,000
      Deficit                                                                (1,060,332,000)         (1,053,180,000)
                                                                            ---------------         ---------------
                                                                               (275,990,000)           (264,326,000)
      Treasury stock at cost, 1,329,000 shares                                  (10,574,000)            (10,574,000)
                                                                            ---------------         ---------------
                                                                               (286,564,000)           (274,900,000)
                                                                            ---------------         ---------------
                                                                            $     9,623,000         $    12,423,000
                                                                            ===============         ===============



* See Note 5.


Note: The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date.

See accompanying notes.

                        CoreComm Limited and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------------
                                                       2002                   2001
                                                   -------------         -------------
                                                     RESTATED*
REVENUES                                           $     108,000         $  72,937,000

COSTS AND EXPENSES
Operating                                                     --            63,520,000
Selling, general and administrative                       68,000            31,599,000
Corporate                                                     --             3,894,000
Non-cash compensation                                         --             3,234,000
Other charges                                                 --               119,000
Asset impairments                                             --           167,599,000
Depreciation                                              33,000            12,045,000
Amortization                                                  --            31,511,000
                                                   -------------         -------------
                                                         101,000           313,521,000
                                                   -------------         -------------
Operating income (loss)                                    7,000          (240,584,000)

OTHER INCOME (EXPENSE)
Interest income and other, net                             7,000               776,000
Equity in net loss of CoreComm Holdco                 (1,515,000)                   --
Interest expense                                      (5,651,000)           (9,838,000)
                                                   -------------         -------------
Loss before income tax provision                      (7,152,000)         (249,646,000)
Income tax provision                                          --               (15,000)
                                                   -------------         -------------
Net loss                                           $  (7,152,000)        $(249,661,000)
                                                   =============         =============

Basic and diluted net loss per common share        $       (0.09)        $       (3.58)
                                                   =============         =============



* See Note 5.


See accompanying notes.

                        CoreComm Limited and Subsidiaries

          Condensed Consolidated Statement of Shareholders' Deficiency
                                   (Unaudited)


                                     SERIES A                SERIES B
                                  PREFERRED STOCK        PREFERRED STOCK           COMMON STOCK            ADDITIONAL
                                 ------------------     ------------------  -------------------------       PAID-IN
                                 SHARES        PAR       SHARES      PAR       SHARES         PAR           CAPITAL
                                 ------        ----     -------    -------  -----------    ----------     ------------
Balance, December 31, 2001       51,000        $  -     250,000    $3,000   141,655,000    $1,417,000     $787,434,000
Accreted dividends on
   preferred stock                                                                                          (4,512,000)
Net loss Restated*
                                 ------        ----     -------    -------  -----------    ----------     ------------
Balance, March 31, 2002          51,000        $  -     250,000    $ 3,000  141,655,000    $1,417,000     $782,922,000
                                 ======        ====     =======    =======  ===========    ==========     ============



                                                    TREASURY STOCK
                               ---------------------------------------------------------
                                   DEFICIT              SHARES               AMOUNT
                               ---------------       --------------      ---------------
Balance, December 31, 2001     $(1,053,180,000)          (1,329,000)     $   (10,574,000)
Accreted dividends on
   preferred stock
Net loss Restated*
                                    (7,152,000)
                               ---------------       --------------      ---------------
Balance, March 31, 2002        $(1,060,332,000)          (1,329,000)     $   (10,574,000)
                               ===============       ==============      ===============



* See Note 5


See accompanying notes.

                        CoreComm Limited and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                            THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------
                                                              2002               2001
                                                           ------------      ------------
Net cash provided by (used in) operating activities        $    363,000      $(19,208,000)

INVESTING ACTIVITIES
Purchase of fixed assets                                             --          (530,000)
Proceeds from sales of marketable securities                         --         4,775,000
                                                           ------------      ------------
Net cash provided by investing activities                            --         4,245,000

FINANCING ACTIVITIES
Proceeds from borrowing, net of financing costs                      --         9,736,000
Proceeds from exercise of stock options and warrants                 --             4,000
Principal payments                                                   --        (4,299,000)
Principal payments of capital lease obligations                      --        (4,560,000)
                                                           ------------      ------------
Net cash provided by financing activities                            --           881,000
                                                           ------------      ------------
Increase (decrease) in cash and cash equivalents                363,000       (14,082,000)
Cash and cash equivalents at beginning of period                109,000        25,802,000
                                                           ------------      ------------
Cash and cash equivalents at end of period                 $    472,000      $ 11,720,000
                                                           ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                     $         --      $  1,110,000
                                                           ============      ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Liabilities incurred to acquire fixed assets               $         --      $  3,703,000
                                                           ============      ============


See accompanying notes.

                        CoreComm Limited and Subsidiaries


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2001.



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


The following summarizes the indebtedness and preferred stock that was exchanged for shares of CoreComm Holdco's common stock in December 2001:


                                                                                                   PRINCIPAL AMOUNT OR
              DESCRIPTION                              DATE ISSUED            ISSUER             STATED VALUE WHEN ISSUED
              -----------                              -----------            ------             ------------------------
    10.75% Unsecured Convertible PIK                                     CoreComm Holdco
      Notes due 2011                                  April 2001         and the Company               $10.0 million

    10.75% Senior Unsecured                                              CoreComm Holdco
      Convertible PIK Notes Due 2010                  December 2000      and the Company               $16.1 million

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

                        CoreComm Limited and Subsidiaries

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



As a result of the first phase of the Holdco recapitalization, CoreComm Holdco holds $160 million principal amount of the Company's 6% Convertible Subordinated Notes, approximately $105.7 million principal amount of the Company's Senior Unsecured Notes and all of the Company's outstanding preferred stock. The Company has agreed that it will surrender to CoreComm Holdco the number of shares of CoreComm Holdco common stock that CoreComm Holdco requests. CoreComm Holdco intends to request that the Company surrender, immediately following the merger, all shares of CoreComm Holdco common stock that it owns, other than the number of shares of CoreComm Holdco common stock deliverable upon conversion of public notes not tendered in the exchange offer for public notes or converted prior to the completion of the merger. Therefore, if the merger is completed, the Company will own little or no common stock of CoreComm Holdco, and thus will own little or no material assets, since CoreComm Holdco common stock is the Company's only material asset. In exchange for the Company surrendering such shares of CoreComm Holdco common stock, the Company and CoreComm Holdco have agreed to waivers and amendments to delay the Company from having to make any payments with respect to these securities. If such a merger does not occur, the Company does not anticipate that it will have the financial resources to meet the obligations under its notes and preferred stock if CoreComm Holdco requires it to do so.


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

NOTE 5. INVESTMENT IN CORECOMM HOLDCO


Effective with the completion of the first phase of the Holdco recapitalization on December 28, 2001, the Company began accounting for its ownership of approximately 13% of the outstanding shares of CoreComm Holdco using the equity method. The Company consolidated CoreComm Holdco prior to that date. The amounts have been restated to reflect CoreComm Holdco's use of carryover basis in the assets. CoreComm Holdco's net loss for the three months ended March 31, 2002 has been restated to $11,654,000 from $12,513,000. Therefore the Company's equity in net loss of CoreComm Holdco was restated from $1,627,000.



Following is the Company's investment in CoreComm Holdco:



Balance at December 31, 2001                               $   3,863,000
Equity in net loss of CoreComm Holdco (unaudited)             (1,515,000)
                                                           -------------
Balance at March 31, 2002 (unaudited)                      $   2,348,000
                                                           =============

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

NOTE 5. INVESTMENT IN CORECOMM HOLDCO


Following is the condensed financial information of CoreComm Holdco and subsidiaries as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001:


                      Condensed Consolidated Balance Sheets

                                                        MARCH 31,         DECEMBER 31,
                                                          2002               2001
                                                      -------------      -------------
                                                       (Unaudited)
ASSETS
Current assets                                        $  64,587,000      $  61,556,000
Fixed assets, net                                        80,339,000         86,722,000
Intangible assets, net                                  153,002,000        153,086,000
Other assets, net                                        14,746,000         15,256,000
                                                      -------------      -------------
                                                      $ 312,674,000      $ 316,620,000
                                                      =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities                                   $ 152,312,000      $ 145,350,000
Long-term debt and capital lease obligations            161,233,000        160,487,000
Shareholders' equity (deficiency)                          (871,000)        10,783,000
                                                      -------------      -------------
                                                      $ 312,674,000      $ 316,620,000
                                                      =============      =============



                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                          THREE MONTHS ENDED MARCH 31,
                                        --------------------------------
                                           2002                 2001
                                        -------------      -------------
REVENUES                                $  74,311,000      $  72,811,000

COSTS AND EXPENSES
Operating                                  48,038,000         63,520,000
Selling, general and administrative        22,313,000         30,795,000
Corporate                                   1,698,000          2,098,000
Non-cash compensation                              --          3,234,000
Recapitalization costs                      1,182,000                 --
Other charges                                      --            119,000
Asset impairments                                  --        167,599,000
Depreciation                                8,881,000         12,012,000
Amortization                                   84,000         31,509,000
                                        -------------      -------------
                                           82,196,000        310,886,000
                                        -------------      -------------
Operating loss                             (7,885,000)      (238,075,000)

OTHER INCOME (EXPENSE)
Interest income and other, net                134,000            664,000
Interest expense                           (3,903,000)        (4,141,000)
                                        -------------      -------------
Net loss                                $ (11,654,000)     $(241,552,000)
                                        =============      =============

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

NOTE 6. FIXED ASSETS

Fixed assets consist of:


                                   MARCH 31,     DECEMBER 31,
                                     2002           2001
                                   ---------      ---------
                                  (Unaudited)
Computer hardware and software     $ 386,000      $ 386,000
Other equipment                       10,000         10,000
                                   ---------      ---------
                                     396,000        396,000
Accumulated depreciation            (283,000)      (250,000)
                                   ---------      ---------
                                   $ 113,000      $ 146,000
                                   =========      =========


NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of:


                                 MARCH 31,    DECEMBER 31,
                                    2002         2001
                                  --------     --------
                                (Unaudited)
Taxes, including income taxes     $205,000     $205,000
Interest                           143,000      214,000
                                  --------     --------
                                  $348,000     $419,000
                                  ========     ========


NOTE 8. LONG-TERM DEBT

Long-term debt consists of:


                                                                MARCH 31,       DECEMBER 31,
                                                                   2002             2001
-                                                              ------------     ------------
                                                               (Unaudited)
6% Convertible Subordinated Notes                              $164,750,000     $164,750,000
Senior Unsecured Notes Due 2003, less unamortized discount
  of $7,592,000 (2002) and $8,805,000 (2001)                     98,087,000       96,874,000
                                                               ------------     ------------
                                                                262,837,000      261,624,000
Less current portion                                              4,750,000               --
                                                               ------------     ------------
                                                               $258,087,000     $261,624,000
                                                               ============     ============


At March 31, 2002, all of the Senior Unsecured Notes Due 2003 and $160,000,000 aggregate principal amount of the 6% Convertible Subordinated Notes were held by CoreComm Holdco.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)



NOTE 8. LONG-TERM DEBT (CONTINUED)



The interest payment that was due under the outstanding 6% Convertible Subordinated Notes on April 1, 2002 has not been made and the Company is in default under these notes. The consideration CoreComm Holdco is offering in its exchange offer for the 6% Convertible Subordinated Notes includes $30.00 in cash, which represents the April 1, 2002 interest payment, for each $1,000 in principal amount outstanding.


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

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)


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


NOTE 12. NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:


                                                            THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------
                                                              2002               2001
                                                          -------------      -------------
Numerator:
Net loss                                                  $  (7,152,000)     $(249,661,000)
Preferred stock dividend                                     (4,512,000)        (4,417,000)
Preferred stock accretion to redemption value                (1,192,000)        (1,117,000)
                                                          -------------      -------------
Loss available to common shareholders                       (12,856,000)      (255,195,000)
                                                          -------------      -------------

Denominator for basic and diluted net loss per common
share                                                       140,327,000         71,232,000
                                                          -------------      -------------

Basic and diluted net loss per common share               $       (0.09)     $       (3.58)
                                                          =============      =============


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

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)



NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)






The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, certain of these matters, if resolved unfavorably to us, could have a material adverse effect on the Company's business, financial condition and/or results of operations:



         - CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of CoreComm Holdco, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following the Company's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, the Company sought and received an order from an official of the Public Utilities Commission of Ohio barring Ameritech from refusing to process new CoreComm orders. Ameritech has appealed that order to the PUCO and the appeal is still pending.

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

                        CoreComm Limited and Subsidiaries






        Notes to Condensed Consolidated Financial Statements (continued)
                                   (Unaudited)



NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)



         - On December 3, 2001, General Electric Capital Corp. filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company and MegsINet, Inc., an indirect subsidiary of CoreComm Holdco, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint, naming CoreComm Holdco as an additional defendant. On June 5, 2002, defendants filed a motion to dismiss and/or stay plaintiff's complaint. Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, the Company and CoreComm Holdco seeking a court order allowing it to take repossession of its alleged equipment. After a hearing on the matter following defendants' opposition, GECC withdrew its complaint and filed a new action on May 3, 2002, in an effort to supply the court with additional information regarding its alleged rights to the equipment. Defendant's response to dismiss the May 3 complaint was filed on May 29, 2002 asking the court to dismiss plaintiff's complaint. Defendants intend to defend themselves vigorously against both complaints and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)


NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)


         - On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against the Company, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet, Inc. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims.

         - On March 1, 2002, Easton Telecom Services, LLC., referred to as Easton LLC, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. asserting that Easton LLC is the assignee of several rights of Easton Telecom Services, Inc., referred to as Easton, Inc., under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million, primarily in respect of alleged early termination penalities, for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet, Inc.. Subsequently, on April 18, 2002, Easton filed an amended complaint in the above-referenced matter naming Voyager Information Networks, Inc. as an additional defendant and increasing the amount in dispute to approximately $5.1 million. On May 7, 2002, defendants' filed their answer denying Easton LLC's allegations and asserting multiple defenses, including defenses challenging the validity of the alleged contracts and plaintiffs claims as to alleged damages, Defendants intend to defend themselves vigorously and pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of this litigation.

         - Fiberstream, Inc., a direct subsidiary of the Company, has been in communications with Metromedia Fiber Networks, Inc., referred to as MFN, regarding a dispute between the parties under a General Agreement dated September 29, 2000 and a related Product Order of the same date. The dispute centers around the accuracy of certain statements that were made by MFN concerning the nature of its network at the time of contracting, the timeliness of the installation of the circuits by MFN under the agreement, and Fiberstream's obligation, if any, to make payments in respect of those circuits. MFN has indicated that unless payment is made for the circuits, it may initiate arbitration under the agreement and seek early termination penalties in excess of approximately $1.1 million. Fiberstream has rejected MFN's demands and has advised that it will defend itself vigorously and pursue all available counterclaims, including claims for fraudulent inducement relating to the execution of the contract and damages arising from MFN's alleged failure to perform under the contract. The parties have discussed the prospect of settling their respective claims without resort to litigation and those discussions are presently ongoing.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)



NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)



         - On October 9, 2001, Enavis Networks, Inc. filed an action in the Circuit Court of Pinellas County, Florida against the Company asserting that Enavis is owed approximately $420,000 relating to the alleged sale and installation of telecommunications equipment by Enavis. The Company filed a motion to dismiss this action for lack of personal jurisdiction over the Company in Florida and this motion is still pending. Upon resolution of the motion to dismiss in Florida and assuming that the matter proceeds in litigation, the Company intends to defend this action vigorously and assert counterclaims against Enavis arising from Enavis' failure to provide equipment complying with CoreComm's specifications.

         - On or about September 14, 2001, a lawsuit was filed by WXII/Far Yale Gen-Par, LLC, as General Partner of WXII/Far Yale Real Estate Limited Partnership, referred to as Yale, against CoreComm Communications, Inc., a direct, wholly-owned subsidiary of CoreComm Holdco, and the Company seeking approximately $172,500 in unpaid rent, interest and other charges allegedly owed under a commercial real estate lease between Yale and CoreComm Communications as to which the Company is the guarantor. On or about February 5, 2002, Yale filed a motion with the court requesting permission to amend the complaint to specify a revised figure of $404,290.87 as the amount allegedly due under the lease and to add an additional count asking the court to issue a preliminary injunction preventing the defendants from transferring, selling, assigning, encumbering or otherwise hypothecating any of their assets, including any debt or equity interests in their subsidiaries, except for usual and ordinary expenses paid in the usual and ordinary course of business. On February 27, 2002, Yale's motion for a preliminary injunction was denied subject to the substitution of CoreComm Holdco for the Company as guarantor on the lease and Yale's motion to specify the revised figure of $404,290.87. The parties have reached an agreement in principle to settle the litigation although, pending the execution of a formal settlement agreement, the litigation remains in effect.

         - CoreComm Holdco has received correspondence from various operating subsidiaries of Verizon Communications, Inc. claiming that Verizon is owed a total of approximately $11 million for services allegedly provided in Delaware, Maryland, Virginia, District of Columbia, Massachusetts and New York, and threatening to activate account embargo and service suspension procedures in those states if payment of the alleged amount is not received by July 22, 2002. CoreComm Holdco is currently reviewing Verizon's claims against its own billing records, including records reflecting unresolved disputed charges. CoreComm Holdco intends to pursue all remedies available to it and defend itself vigorously against these allegations. However, it is not presently possible to predict how the matter will be resolved.

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


As a result of the first phase of the Holdco recapitalization, CoreComm Holdco holds $160 million principal amount of our public notes, approximately $105.7 million principal amount of our Senior Unsecured Notes and all of our outstanding preferred stock. We do not have the financial resources to meet the obligations under these notes and preferred stock if CoreComm Holdco requires us to do so. We have agreed that we will surrender to Holdco the number of shares of Holdco common stock that Holdco requests. CoreComm Holdco intends to request that we surrender, immediately following the merger, all shares of CoreComm Holdco common stock that we owns, other than the number of shares of CoreComm Holdco common stock deliverable upon conversion of public notes not tendered in the exchange offer for public notes or converted prior to the completion of the merger. Therefore, if the merger is completed, we will own no common stock of Holdco, and thus will own no material assets, since Holdco common stock is our only material asset. In exchange for surrendering such shares of Holdco common stock, both CoreComm Holdco and us have agreed to waivers and amendments to delay our having to make any payments with respect to these securities.


Under the exchange offers, those stockholders and noteholders who exchange their shares and notes, respectively, will receive shares of CoreComm Holdco, and would no longer hold our securities.

                        CoreComm Limited and Subsidiaries


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


On February 14, 2002, we received written notification from Nasdaq indicating that we failed to comply with the minimum market value of publicly held shares and minimum bid price requirements for continued listing on the Nasdaq National Market and that we would have until May 15, 2002 to regain compliance. We did not regain compliance by May 15, 2002. On May 16, 2002, Nasdaq provided us with written notice of a Nasdaq Staff Determination indicating that our common stock is subject to delisting from the Nasdaq National Market. On May 23, 2002, we filed a request for a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination. A hearing has been set for June 28, 2002. Under Nasdaq rules, pending a decision by the Panel, our common stock will continue to trade on the Nasdaq National Market. We will not be notified until the Panel makes a formal decision. There can be no assurance that we will prevail at the hearing, and that our common stock will not be delisted from the Nasdaq National Market.



If our common stock is delisted from the Nasdaq National Market, shares may trade in the over-the-counter market and price quotations may be reported by other sources. The extent of the public market and the availability of quotations for our shares of common stock would, however, depend upon the number of holders of shares remaining at that time, the interest in maintaining a market in shares of our common stock on the part of securities firms and other factors. In addition, if our common stock is delisted from the Nasdaq National Market and we no longer meets the requirements of Rule 12g-3 of the Securities Exchange Act of 1934, we may terminate the registration of our shares under the Securities Exchange Act of 1934, which would affect the extent of the public market and the availability of quotations for shares of our common stock.



On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. Our contractual obligations and commercial commitments are summarized below and are fully disclosed in the Notes to the Financial Statements.

                        CoreComm Limited and Subsidiaries


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

                                                                             Amount of Commitment
                                                                            Expiration Per Period

 Other Commercial          Total Amounts           Less than 1           1 - 3            4 - 5           Over 5
    Commitments              Committed                 year              years            years           years
----------------------------------------------------------------------------------------------------------------
                                                  (in thousands)
Guarantees (2)                $172,699                $  -              $15,600          $81,900         $75,199
Lines of Credit                  None                    -                    -                -               -

Standby Letters of
Credit                           None                    -                    -                -               -


Standby   Repurchase
Obligations
                                 None                    -                    -                -               -

Other Commercial
Commitments (3)                  None                    -                    -                -               -
                           -------------------------------------------------------------------------------------
Total Commercial
Commitments                   $172,699                $  -              $15,600          $81,900         $75,199
                           =====================================================================================

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

(3)   Fiberstream Inc.'s obligations to the City of New York have been excluded.

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



For the three months ended March 31, 2002 we had a cash flow deficit of $1,351,000, excluding Corecomm Holdco's cash deficit.


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

                        CoreComm Limited and Subsidiaries



The following table includes the condensed consolidated statement of operations for the three months ended March 31, 2001 for CoreComm Holdco and Subsidiaries, CoreComm Limited with the operations of CoreComm Holdco deconsolidated and CoreComm Limited and Subsidiaries as reported in our quarterly financial statements.

                                                     CORECOMM             CORECOMM              CORECOMM
                                                    HOLDCO AND         LIMITED WITHOUT        LIMITED AND
                                                   SUBSIDIARIES        CORECOMM HOLDCO        SUBSIDIARIES
                                                 ----------------------------------------------------------
      REVENUES                                   $   72,811,000        $    126,000          $  72,937,000

      COSTS AND EXPENSES
      Operating                                      63,520,000                  -              63,520,000
      Selling, general and administrative            30,795,000             804,000             31,599,000
      Corporate                                       2,098,000           1,796,000              3,894,000
      Non-cash compensation                           3,234,000                  -               3,234,000
      Other charges                                     119,000                  -                 119,000
      Asset impairments                             167,599,000                  -             167,599,000
      Depreciation                                   12,012,000              33,000             12,045,000
      Amortization                                   31,509,000               2,000             31,511,000
                                                 ----------------------------------------------------------
                                                    310,886,000           2,635,000            313,521,000
                                                 ----------------------------------------------------------
      Operating (loss)                             (238,075,000)         (2,509,000)          (240,584,000)

      OTHER INCOME (EXPENSE)
      Interest income and other, net                    664,000             112,000                776,000
      Interest expense                               (4,141,000)         (5,697,000)            (9,838,000)
                                                 ----------------------------------------------------------
      Loss before income tax provision             (241,552,000)         (8,094,000)          (249,646,000)
      Income tax (provision)                                -               (15,000)               (15,000)
                                                 ----------------------------------------------------------
      Net (loss)                                  $(241,552,000)        $(8,109,000)         $(249,661,000)
                                                 ==========================================================

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

                        CoreComm Limited and Subsidiaries



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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually or more frequently under certain conditions, for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We adopted SFAS No. 142 on January 1, 2002. The adoption of this new standard had no significant effect on our results of operations, financial condition or cash flows.

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

                            INTEREST RATE SENSITIVITY
                              AS OF MARCH 31, 2002
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                              AVERAGE INTEREST RATE
-

                            FOR THE
                              NINE
                             MONTHS
                             ENDING                    FOR THE YEARS ENDING DECEMBER 31,                             FAIR VALUE
                          DECEMBER 31,     -----------------------------------------------------------               ----------
                             2002           2003         2004         2005         2006     THEREAFTER     TOTAL       3/31/02
                          -----------------------------------------------------------------------------------------------------
Long-term debt,
  including current
  Portion
Fixed rate                  $ 4,750       $105,679       $ -           $ -      $ 160,000      $ -       $270,429      $ - (a)
Average interest rate          6.00%         6.47%                                   6.00%


(a)   Amount not determinable because of financial difficulty of CoreComm
      Limited.

                        CoreComm Limited and Subsidiaries


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, certain of these matters, if resolved unfavorably to us, could have a material adverse effect on the Company's business, financial condition and/or results of operations:

- CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of CoreComm Holdco, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Limited's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm Limited sought and received an order from an official of the Public Utilities Commission of Ohio barring Ameritech from refusing to process new CoreComm orders. Ameritech has appealed that order to the PUCO and the appeal is still pending.

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





- On December 3, 2001, General Electric Capital Corp. filed a lawsuit in the Circuit Court of Cook County, Illinois against CoreComm Limited and MegsINet, Inc., an indirect subsidiary of CoreComm Holdco, seeking approximately $8 million in allegedly past due amounts and return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint naming CoreComm Holdco as an additional defendant. On June 5, 2002, defendants filed a motion to dismiss and/or stay plaintiff's complaint. Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CoreComm Limited and CoreComm Holdco seeking a court order allowing it to take repossession of its alleged equipment. After a hearing on the matter following the submission of defendants' opposition, GECC withdrew its complaint and filed a new action on May 3, 2002, in an effort to supply the court with additional information regarding its alleged rights to the equipment. Defendants' response to the May 3 complaint was filed on May 29, 2002 asking the court to dismiss plaintiff's complaint. Defendants intend to defend themselves vigorously against both complaints and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the foregoing litigation.



- On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CoreComm Limited, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet, Inc. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims.

                        CoreComm Limited and Subsidiaries


- On March 1, 2002, Easton Telecom Services, LLC., referred to as Easton LLC, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. asserting that Easton LLC is the assignee of several rights of Easton Telecom Services, Inc., referred to as Easton Inc., under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million, primarily in respect of alleged early termination penalities, for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet, Inc. Subsequently, on April 18, 2002, Easton filed an amended complaint in the above-referenced matter naming Voyager Information Networks, Inc. as an additional defendant and increasing the amount in dispute to approximately $5.1 million. On May 7, 2002, defendants' filed their answer denying Easton LLC's allegations and asserting multiple defenses, including defenses challenging the validity of the alleged contracts and plaintiffs claim to alleged damages. Defendants intend to defend themselves vigorously and pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of this litigation.





- Fiberstream, Inc., a direct subsidiary of CoreComm Limited, has been in communications with Metromedia Fiber Networks, Inc., referred to as MFN, regarding a dispute between the parties under a General Agreement dated September 29, 2000 and a related Product Order of the same date. The dispute centers around the accuracy of certain statements that were made by MFN concerning the nature of its network at the time of contracting, the timeliness of the installation of the circuits by MFN under the agreement, and Fiberstream's obligation, if any, to make payments in respect of those circuits. MFN has indicated that unless payment is made for the circuits, it may initiate arbitration under the agreement and seek early termination penalties in excess of approximately $1.1 million. Fiberstream has rejected MFN's demands and has advised that it will defend itself vigorously and pursue all available counterclaims, including claims for fraudulent inducement relating to the execution of the contract and damages arising from MFN's alleged failure to perform under the contract. The parties have discussed the prospect of settling their respective claims without resort to litigation and those discussions are presently ongoing.

- On October 9, 2001, Enavis Networks, Inc. filed an action in the Circuit Court of Pinellas County, Florida against CoreComm Limited asserting that Enavis is owed approximately $420,000 relating to the alleged sale and installation of telecommunications equipment by Enavis. The Company filed a motion to dismiss this action for lack of personal jurisdiction over the Company in Florida and this motion is still pending. Upon resolution of the motion to dismiss in Florida and assuming that the matter proceeds in litigation, the Company intends to defend this action vigorously and assert counterclaims against Enavis arising from Enavis' failure to provide equipment complying with CoreComm's specifications.

                        CoreComm Limited and Subsidiaries



- On or about September 14, 2001, a lawsuit was filed by WXIII/Far Yale Gen-Par, LLC, as General Partner of WXIII/Far Yale Real Estate Limited Partnership against CoreComm Communications, Inc., a direct, wholly-owned subsidiary of CoreComm Holdco, and CoreComm Limited seeking approximately $172,500 in unpaid rent, interest and other charges allegedly owed under a commercial real estate lease between Yale and CoreComm Communications as to which CoreComm Limited is the guarantor. On or about February 5, 2002, Yale filed a motion with the court requesting permission to amend the complaint to specify a revised figure of $404,290.87 as the amount allegedly due under the lease and to add an additional count asking the court to issue a preliminary injunction preventing the defendants from transferring, selling, assigning, encumbering or otherwise hypothecating any of their assets, including any debt or equity interests in their subsidiaries, except for usual and ordinary expenses paid in the usual and ordinary course of business. On February 27, 2002, Yale's motion for a preliminary injunction was denied subject to the substitution of CoreComm Holdco for CoreComm Limited as guarantor on the lease and Yale's motion to specify the revised figure of $404,290.87 was granted. The parties have reached an agreement in principle to settle the litigation although, pending the execution of a formal settlement agreement, the litigation remains in effect.




- CoreComm Holdco has received correspondence from various operating subsidiaries of Verizon Communications, Inc. claiming that Verizon is owed a total of approximately $11 million for services allegedly provided in Delaware, Maryland, Virginia, District of Columbia, Massachusetts and New York, and threatening to activate account embargo and service suspension procedures in those states if payment of the alleged amount is not received by July 22, 2002. CoreComm Holdco is currently reviewing Verizon's claims against its own billing records, including records reflecting unresolved disputed charges. CoreComm Holdco intends to pursue all remedies available to it and defend itself vigorously against these allegations. However, it is not presently possible to predict how the matter will be resolved.


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

                        CoreComm Limited and Subsidiaries


ITEM 5.     OTHER INFORMATION


(a) On February 14, 2002, the Company received written notification from Nasdaq indicating that it failed to comply with the minimum market value of publicly held shares and minimum bid price requirements for continued listing on the Nasdaq National Market and that it would have until May 15, 2002 to regain compliance. The Company did not regain compliance by May 15, 2002. On May 16, 2002, Nasdaq provided the Company with written notice of a Nasdaq Staff Determination indicating that its common stock is subject to delisting from the Nasdaq National Market. On May 23, 2002, the Company filed a request for a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination. A hearing has been set for June 28, 2002. Under Nasdaq rules, pending a decision by the Panel, the Company's common stock will continue to trade on the Nasdaq National Market. The Company will not be notified until the Panel makes a formal decision. There can be no assurance that the Company will prevail at the hearing, and that its common stock will not be delisted from the Nasdaq National Market.



      If the Company's common stock is delisted from the Nasdaq National Market, shares may trade in the over-the-counter market and price quotations may be reported by other sources. The extent of the public market and the availability of quotations for the Company's shares of common stock would, however, depend upon the number of holders of shares remaining at that time, the interest in maintaining a market in shares of its common stock on the part of securities firms and other factors. In addition, if the Company's common stock is delisted from the Nasdaq National Market and it no longer meets the requirements of Rule 12g-3 of the Securities Exchange Act of 1934, the Company may terminate the registration of its shares under the Securities Exchange Act of 1934, which would affect the extent of the public market and the availability of quotations for shares of the Company's common stock.


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

                  (iii) Report dated February 8, 2002, reporting under Item 5,
                        Other Events, that CoreComm issued a press release announcing that its formerly wholly-owned subsidiary CoreComm Holdco, Inc. had filed registration statements with the Securities and Exchange Commission, launched the previously announced registered public exchange offers and that the Companies had made changes in the management roles of certain of their senior executives.

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



                                          CORECOMM LIMITED



Date:    June 27, 2002                         By: /s/ Michael A. Peterson
                                               -------------------------
                                               Michael A. Peterson
                                               Executive Vice President,
                                               Chief Operating Officer and
                                               Chief Financial Officer





Date:    June 27, 2002                         By: /s/ Gregg N. Gorelick
                                               --------------------------
                                               Gregg N. Gorelick
                                               Senior Vice President-Controller
                                               and Treasurer
                                               (Principal Accounting Officer)

                     CoreComm Holdco, Inc. and Subsidiaries

                         INDEX TO FINANCIAL INFORMATION


The following financial information of CoreComm Holdco, Inc. and Subsidiaries is included in
Item 5 of Part II:

Index to Financial Information of CoreComm Holdco, Inc. and Subsidiaries................................         S-1
Condensed Consolidated Balance Sheets - March 31, 2002 (Unaudited)
     and December 31, 2001 ............................................................................          S-2
Condensed Consolidated Statements of Operations -
     Three months ended March 31, 2002 and 2001 (Unaudited) ...........................................          S-3
Condensed Consolidated Statement of Shareholders' Equity (Deficiency) -
     Three months ended March 31, 2002 (Unaudited) ....................................................          S-4
Condensed Consolidated Statements of Cash Flows -
     Three months ended March 31, 2002 and 2001 (Unaudited) ...........................................          S-5
Notes to Unaudited Condensed Consolidated Financial Statements ........................................          S-6

Management's Discussion and Analysis of Results of
     Operations and Financial Condition.................................................................        S-20

Quantitative and Qualitative Disclosures about Market Risk..............................................        S-31

                     CoreComm Holdco, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets


                                                                                          MARCH 31,           DECEMBER 31,
                                                                                            2002                 2001
                                                                                         -----------          ----------
                                                                                         (UNAUDITED)          (SEE NOTE)
                                                                                          RESTATED*            RESTATED*
ASSETS
Current assets:
  Cash and cash equivalents                                                            $   26,841,000        $  24,966,000
  Accounts receivable-trade, less allowance for doubtful
     accounts of $8,388,000 (2002) and $9,759,000 (2001)                                   34,365,000           32,261,000
  Due from CoreComm Limited                                                                        --              646,000
  Other                                                                                     3,381,000            3,683,000
                                                                                       -----------------------------------
Total current assets                                                                       64,587,000           61,556,000

Fixed assets, net                                                                          80,339,000           86,722,000
Investment in CoreComm Limited                                                              3,863,000            3,863,000
Goodwill                                                                                  147,380,000          147,380,000
Intangible assets, net                                                                      5,622,000            5,706,000
Other, net of accumulated amortization of $1,248,000 (2002) and $1,045,000
  (2001)                                                                                   10,883,000           11,393,000
                                                                                       -----------------------------------
                                                                                       $  312,674,000        $ 316,620,000
                                                                                       ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                                        $45,893,000          $37,348,000
  Accrued expenses                                                                         68,229,000           67,766,000
  Due to NTL Incorporated                                                                     315,000              917,000
  Due to CoreComm Limited                                                                     254,000                   --
  Current portion of long-term debt and capital lease
     Obligations                                                                            9,426,000            9,667,000
  Deferred revenue                                                                         28,195,000           29,652,000
                                                                                       -----------------------------------
Total current liabilities                                                                 152,312,000          145,350,000

Long-term debt                                                                            144,748,000          144,413,000
Notes payable to related parties                                                           16,241,000           15,807,000
Capital lease obligations                                                                     244,000              267,000

Commitments and contingent liabilities

Shareholders' deficiency:
  Series preferred stock -- $.01 par value, authorized
     10,000,000 shares; issued and outstanding none                                                --                   --
  Common stock -- $.01 par value, authorized 250,000,000
     shares; issued and outstanding 30,000,000 shares                                         300,000              300,000
Additional paid-in capital                                                              1,022,634,000        1,022,634,000
Deficit                                                                               (1,023,805,000)      (1,012,151,000)
                                                                                       -----------------------------------
                                                                                            (871,000)           10,783,000
                                                                                       -----------------------------------
                                                                                         $312,674,000         $316,620,000
                                                                                       ===================================




* See Note 1


Note: The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date.

See accompanying notes.

                     CoreComm Holdco, Inc. and Subsidiaries

                Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                              2002                   2001
                                                                         -------------------------------------
                                                                            RESTATED*
REVENUES                                                                 $   74,311,000        $   72,811,000

COSTS AND EXPENSES
Operating                                                                    48,038,000            63,520,000
Selling, general and administrative                                          22,313,000            30,795,000
Corporate                                                                     1,698,000             2,098,000
Non-cash compensation                                                                --             3,234,000
Recapitalization costs                                                        1,182,000                    --
Other charges                                                                        --               119,000
Asset impairments                                                                    --           167,599,000
Depreciation                                                                  8,881,000            12,012,000
Amortization                                                                     84,000            31,509,000
                                                                         -------------------------------------
                                                                             82,196,000           310,886,000
                                                                         -------------------------------------
Operating loss                                                               (7,885,000)         (238,075,000)

OTHER INCOME (EXPENSE)
Interest income and other, net                                                 134,000                664,000
Interest expense                                                            (3,903,000)            (4,141,000)
                                                                         -------------------------------------
Net loss                                                                 $ (11,654,000)        $ (241,552,000)
                                                                         =====================================
Basic and diluted net loss per common share                              $        (.39)        $        (8.46)
                                                                         =====================================
Weighted average number of shares                                            30,000,000            28,542,000
                                                                         =====================================



* See Note 1


See accompanying notes.

                     CoreComm Holdco, Inc. and Subsidiaries

      Condensed Consolidated Statement of Shareholders' Equity (Deficiency)
                                   (Unaudited)


                             Restated -- See Note 1



                                                  COMMON STOCK              ADDITIONAL PAID-
                                           -------------------------        ----------------
                                             SHARES            PAR             IN CAPITAL              DEFICIT
                                           -----------------------------------------------------------------------
Balance, December 31, 2001                 30,000,000      $ 300,000        $ 1,022,634,000      $ (1,012,151,000)
Net loss                                                                                              (11,654,000)
                                           -----------------------------------------------------------------------
Balance, March 31, 2002                    30,000,000      $ 300,000        $ 1,022,634,000      $ (1,023,805,000)
                                           =======================================================================



      The Condensed Consolidated Statement of Shareholders' Equity (Deficiency) and shares outstanding for purposes of computing basic and diluted net loss per common share reflects on a retroactive basis the 3-for-1 stock split by way of a stock dividend paid on April 12, 2002.


See accompanying notes.

                     CoreComm Holdco, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                        2002                 2001
                                                                                   ------------------------------------
Net cash provided by (used in) operating activities                                $   4,544,000         $ (18,555,000)

INVESTING ACTIVITIES
Purchase of fixed assets                                                              (2,405,000)             (530,000)
Proceeds from sales of marketable securities                                                  --             2,737,000
                                                                                   ------------------------------------
Net cash provided by (used in) investing activities                                   (2,405,000)            2,207,000

FINANCING ACTIVITIES
Proceeds from borrowing, net of financing costs                                               --             9,736,000
Principal payments                                                                            --            (1,559,000)
Principal payments of capital lease obligations                                         (264,000)           (4,560,000)
                                                                                   ------------------------------------
Net cash provided by (used in) financing activities                                     (264,000)            3,617,000
                                                                                   ------------------------------------
Increase (decrease) in cash and cash equivalents                                       1,875,000           (12,731,000)
Cash and cash equivalents at beginning of period                                      24,966,000            22,773,000
                                                                                   ------------------------------------
Cash and cash equivalents at end of period                                         $  26,841,000         $  10,042,000
                                                                                   ====================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                           $   2,727,000         $   1,110,000
                                                                                   ====================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
  Liabilities incurred to acquire fixed assets                                     $      93,000         $   3,691,000
                                                                                   ====================================



See accompanying notes.

                     CoreComm Holdco, Inc. and Subsidiaries


            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For Further information, refer to the consolidated financial statements and footnotes thereto included in Item 14(d) of CoreComm Limited's annual report form 10-K/A for the year ended December 31, 2001.


The Company originally accounted for the Holdco recapitalization (see Note 2) at fair value, but has determined that it was more appropriately accounted for at historical cost. The principal effect of the restatement was to reduce intangible assets, long-term debt and shareholders' equity (deficiency) by $29,460,000, $11,710,000 and $17,750,000, respectively, at March 31, 2002 (and
$30,663,000, $12,054,000 and $18,609,000 at December 31, 2001). Additionally,
the net loss for the three months ended March 31, 2002 has been restated to $11,654,000 from $12,513,000.


NOTE 2.  HOLDCO RECAPITALIZATION


In April 2001, CoreComm Holdco Inc., referred to as the Company, and CoreComm Limited completed a reevaluation of their business plan in light of current market conditions and made significant modifications to the plans. The Company streamlined its strategy and operations to focus on its two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. The second is bundled local telephony and Internet products efficiently sold, serviced and provisioned via Internet-centric interfaces to the residential market.



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


The following summarizes the indebtedness and preferred stock that was exchanged for shares of the Company's common stock in December 2001:


                                                                                                                 PRINCIPAL
                                                                                                             AMOUNT OR STATED
                                                                                                                VALUE WHEN
DESCRIPTION                                                 DATE ISSUED                ISSUER                     ISSUED
-----------                                                 -----------                ------                     ------
                                                                                 CoreComm Limited and
10.75% Unsecured Convertible PIK Notes due 2011             April 2001           the Company                $10.0 million
10.75% Senior Unsecured Convertible PIK Notes Due
2010                                                                             CoreComm Limited and
                                                            December 2000        the Company                $16.1 million
Senior Unsecured Notes Due September
  29, 2003                                                  September 2000       CoreComm Limited           $108.7 million
6% Convertible Subordinated Notes Due
  2006                                                      October 1999         CoreComm Limited           $175.0 million(1)
Series A and Series A-1 Preferred
  Stock                                                     September 2000       CoreComm Limited           $51.1 million
Series B Preferred Stock                                    September 2000       CoreComm Limited           $250.0 million

----------


(1) $164.75 million was outstanding as of December 31, 2001, of which $160 million was exchanged.



As indicated above, the Company exchanged the approximately $10.8 million principal and accrued interest of 10.75% Unsecured Convertible PIK Notes Due 2011 and the approximately $18.0 million principal and accrued interest of 10.75% Senior Unsecured Convertible PIK Notes Due 2010 for shares of its common stock. The Company recorded an extraordinary gain of $25.7 million from the extinguishment of these notes, and incurred costs of $2.7 million in connection with the Holdco recapitalization. This gain is based on the fair value of $0.9797 per share for the shares issued by the Company in exchange for the notes. The Company incurred additional costs, which consist primarily of legal fees, accounting fees and printing fees, in connection with the Holdco recapitalization of $1,182,000 during the three months ended March 31, 2002.



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


As a result of the first phase of the Holdco recapitalization, the Company holds $160 million principal amount of the CoreComm Limited's 6% Convertible Subordinated Notes, approximately $105.7 million principal amount of CoreComm Limited's Senior Unsecured Notes and all of CoreComm Limited's outstanding preferred stock. CoreComm Limited has agreed that it will surrender to the Company the number of shares of the Company's common stock that the Company requests. The Company intends to request that CoreComm Limited surrender, immediately following the merger, all shares of the Company's common stock that it owns, other than the number of shares of the Company's common stock deliverable upon conversion of the public notes not tendered in the exchange offer for public notes or converted prior to the completion of the merger. Therefore if the merger is completed, CoreComm Limited will own little or no common stock of the Company, and thus will own little or no material assets, since the common stock of the Company is CoreComm Limited's only material asset. In exchange for CoreComm Limited surrendering such shares of the Company's common stock, CoreComm Limited and the Company have agreed to waivers and amendments to delay CoreComm Limited from having to make any payments with respect to these securities through April 2003. If such a merger does not occur, CoreComm Limited does not anticipate that it will have the financial resources to meet the obligations under its notes and preferred stock if the Company requires it to do so.


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

                        CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)


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



Upon the adoption of SFAS No. 142, the Company performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. As a result of the analysis, the Company determined that its identifiable intangible assets such as customer lists and LMDS licenses do not meet the indefinite life criteria of SFAS No. 142. Additionally, the Company determined that, with respect to these assets, no changes in the remaining useful lives of these assets were required.



The Company also performed an evaluation for impairment of its goodwill as of January 1, 2002, and determined that no impairment charge was required. Absent any new indicators of impairment, the Company's next evaluation of impairment will be the annual test on October 1, 2002.

                        CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)



NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)



The following table shows the Company's net loss and our basic and diluted loss per share, had SFAS No. 142 been in effect for the first quarter 2001.



                                                                   THREE MONTHS ENDED MARCH 31,
                                                                     2002                2001
                                                                ---------------------------------
             Net loss -- as reported                            $ (11,654,000)     $ (241,552,000)
             Goodwill amortization                                         --          31,369,000
             Workforce amortization                                        --              31,000
                                                                ---------------------------------
             Net loss -- as adjusted                            $ (11,654,000)     $ (210,152,000)
                                                                =================================

             Basic and diluted loss per share:

             Net loss per share -- as reported                  $       (0.39)     $        (8.46)
             Goodwill amortization                                         --                1.10
             Workforce amortization                                        --                  --
                                                                ---------------------------------
             Net loss per share -- as adjusted                  $       (0.39)     $        (7.36)
                                                                =================================



NOTE 4.  REVENUES

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                     2002                2001
                                                                ---------------------------------
             Local exchange services                            $  26,272,000      $   23,865,000
             Toll-related telephony services                       17,689,000          20,663,000
             Internet, data and web-related services               23,444,000          22,553,000
             Other (a)                                              6,906,000           5,730,000
                                                                ---------------------------------
                                                                $  74,311,000      $   72,811,000
                                                                =================================

----------


(a) Other includes wireless, paging and information services


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

                        CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)


NOTE 6.  INTANGIBLE ASSETS

Intangible assets consist of:


                                                                  MARCH 31,         DECEMBER 31,
                                                                    2002                2001
                                                                ---------------------------------
                                                                 (unaudited)
          LMDS license costs                                    $   4,230,000      $    4,230,000
          Customer lists, net of accumulated amortization of
            $948,000 (2002) and $846,000 (2001)                     1,392,000           1,476,000
                                                                ---------------------------------
                                                                $   5,622,000      $    5,706,000
                                                                =================================


NOTE 7.  FIXED ASSETS

Fixed assets consist of:


                                                                  MARCH 31,         DECEMBER 31,
                                                                    2002                2001
                                                                ---------------------------------
                                                                 (unaudited)
          Operating equipment                                   $ 104,462,000      $  102,529,000
          Computer hardware and software                           53,413,000          53,313,000
          Other equipment                                          13,066,000          12,956,000
          Construction-in-progress                                    355,000                  --
                                                                ---------------------------------
                                                                  171,296,000         168,798,000
          Accumulated depreciation                               (90,957,000)         (82,076,000)
                                                                ---------------------------------
                                                                $  80,339,000      $   86,722,000
                                                                =================================


NOTE 8.  ACCRUED EXPENSES

Accrued expenses consist of:


                                                                   MARCH 31,        DECEMBER 31,
                                                                     2002               2001
                                                                ---------------------------------
                                                                 (unaudited)
          Payroll and related                                   $   7,907,000      $    7,517,000
          Professional fees                                           686,000             935,000
          Taxes, including income taxes                            13,713,000          16,534,000
          Accrued equipment purchases                                 134,000             385,000
          Toll and interconnect                                    30,743,000          28,668,000
          Reorganization costs                                      6,653,000           7,273,000
          Other                                                     8,393,000           6,454,000
                                                                ---------------------------------
                                                                $  68,229,000      $   67,766,000
                                                                =================================

                        CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)


NOTE 9.  LONG-TERM DEBT

Long-term debt consists of:


                                                                  MARCH 31,         DECEMBER 31,
                                                                    2002                2001
                                                                ---------------------------------
                                                                 (unaudited)
Senior secured credit facility, less unamortized discount of
   $11,352,000 (2002) and $11,687,000 (2001)                    $ 144,748,000      $  144,413,000
Other                                                                      --              33,000
                                                                ---------------------------------
                                                                  144,748,000         144,446,000
Less current portion                                                       --              33,000
                                                                ---------------------------------
                                                                $ 144,748,000      $  144,413,000
                                                                =================================



The interest rate on the senior secured credit facility was initially, at the Company's option, either 3.25% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum; or the reserve-adjusted London Interbank Offered Rate plus 4.25% per annum. In April 2001 the interest rate was amended to, at the Company's option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. Interest is payable at least quarterly. The unused portion of the facility is subject to a commitment fee equal to 1.25% per annum payable quarterly, subject to reduction to 1.00% per annum based upon the amount borrowed under the facility. At March 31, 2002, the effective interest rate on the amounts outstanding was 6.86%. Effective April 13, 2002, the interest rate on the facility is 6.75%, which will remain in effect until October 12, 2002.


NOTE 10.  RELATED PARTY TRANSACTIONS


Some of the officers and directors of the Company are also officers or directors of NTL Incorporated, referred to as NTL. In April 2001, CoreComm Limited and the Company as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. At March 31, 2002, and December 31, 2001 the total amount of the notes outstanding, less the unamortized discount of $358,000, and $367,000 was $16,241,000 and $15,807,000,
respectively.



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

                        CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)



NOTE 11.  SHAREHOLDERS' EQUITY (CONTINUED)


NON-CASH COMPENSATION


In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2,747,000 shares of CoreComm Limited's common stock to various employees at an exercise price of $14.55, which was less than the fair market value of CoreComm Limited's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From January 1, 2001 to March 31, 2001, $3.2 million of the deferred non-cash compensation was charged to expense.


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


The following table summarizes the reorganization charges utilized during the three months ended March 31, 2002:


                                                 EMPLOYEE
                                                 SEVERANCE         LEASE
                                                AND RELATED         EXIT       AGREEMENT
                                                   COSTS           COSTS      TERMINATIONS        TOTAL
                                                ---------------------------------------------------------
                                                                      (IN THOUSANDS)
     Balance, December 31, 2001......             $  509          $  3,106      $ 3,658          $  7,273
     Adjustments                                      60                 2          (64)               (2)
     Utilized                                       (267)             (324)         (27)             (618)
                                                  ------          --------      -------          --------
     Balance, March 31, 2002.........             $  302          $  2,784      $ 3,567          $  6,653
                                                  ======          ========      =======          ========

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





The Company purchases goods and services from a wide variety of vendors under contractual and other arrangements that sometimes give rise to litigation in the ordinary course of business. The Company also provides goods and services to a wide range of customers under arrangements that sometimes lead to disputes over payment, performance and other obligations. Some of these disputes, regardless of their merit, could subject the Company to costly litigation and the diversion of its technical and/or management personnel. Additionally, any liability from litigation that is not covered by the Company's insurance or exceeds its coverage could have a material adverse effect on its business, financial condition and/or operating results. Currently, the Company has the following outstanding matters, which, if resolved unfavorably, could have a material adverse effect on the Company's business, financial condition and/or results of operations:



    - CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of the Company, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Limited's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm Limited sought and received an order from an official of the Public Utilities Commission of Ohio barring Ameritech from refusing to process new CoreComm orders. Ameritech has appealed that order to the PUCO and the appeal is still pending.



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



        The Company believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14,400,000 claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $5.2 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, the Company cannot be certain how or when the matter will be resolved. The Company also believe that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. However, it is impossible at this time to predict the outcome of the litigation.

                        CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)


NOTE 13.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)


    - On December 3, 2001, General Electric Capital Corp. filed a lawsuit in the Circuit Court of Cook County, Illinois against CoreComm Limited and MegsINet, Inc., an indirect subsidiary of the Company, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint naming the Company as an additional defendant. On June 5, 2002, defendants filed a motion to dismiss and/or stay plaintiff's complaint. Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CoreComm Limited and the Company seeking a court order allowing it to take repossession of its alleged equipment. After a hearing on the matter following defendants' opposition, GECC withdrew its complaint and filed a new action on May 3, 2002, in an effort to supply the court with additional information regarding its alleged rights to the equipment. Defendant's response to dismiss the May 3 complaint was filed on May 29, 2002 asking the court to dismiss plaintiff's complaint, and defendants intend to defend themselves vigorously against both complaints and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation.




    - On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against CoreComm Limited, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet, Inc. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims.

                        CoreComm Holdco, Inc. and Subsidiaries

                                   (Unaudited)




NOTE 13.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)



    - On March 1, 2002, Easton Telecom Services, LLC., referred to as Easton LLC, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc. asserting that Easton LLC is the assignee of several rights of Easton Telecom Services, Inc., referred to as Easton Inc., under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million, primarily in respect of alleged early termination penalties, for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet, Inc. Subsequently, on April 18, 2002, Easton filed an amended complaint in the above-referenced matter naming Voyager Information Networks, Inc. as an additional defendant and increasing the amount in dispute to approximately $5.1 million. On May 7, 2002, defendants' filed their answer denying Easton LLC's allegations and asserting multiple defenses, including defenses challenging the validity of the alleged contracts and plaintiffs claim to alleged damages, Defendants intend to defend themselves vigorously and pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of this litigation.



    - CoreComm Holdco has received correspondence from various operating subsidiaries of Verizon Communications, Inc. claiming that Verizon is owed a total of approximately $11 million for services allegedly provided in Delaware, Maryland, Virginia, District of Columbia, Massachusetts and New York, and threatening to activate account embargo and service suspension procedures in those states if payment of the alleged amount is not received by July 22, 2002. CoreComm Holdco is currently reviewing Verizon's claims against its own billing records, including records reflecting unresolved disputed charges. CoreComm Holdco intends to pursue all remedies available to it and defend itself vigorously against these allegations. However, it is not presently possible to predict how the matter will be resolved.

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

These efficiencies are reflected in the decrease in our expenses of more than $140 million on an annualized basis, as shown in the table below:

                                                                              THREE MONTHS ENDED
                                                                                (IN THOUSANDS)
                                                                         ------------------------------
                                                     % REDUCTION         MARCH 31,         DECEMBER 31,
                                                     Q4'00-Q1'02           2002                2000
                                                     -----------         -------------     ------------
       Operating Expenses                                26%                  $ 48,038         $ 65,002
       Selling, General and Administrative               42%                    22,313           38,414
       Corporate Expenses                                55%                     1,698            3,759
                                                                         ------------------------------
           Total                                         33%                  $ 72,049         $107,175
                                                                         ==============================

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


In addition, the recapitalization transactions, which were completed in 2001 will reduce interest expense and preferred dividends from an aggregate annual total of approximately $53.2 million to approximately $13.7 million, $10.5 million of which is in cash, based on interest rates as of April 13, 2002.



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



We incurred additional costs, which consist primarily of legal fees, accounting fees and printing fees, in connection with our recapitalization of $1,182,000 during the three months ended March 31, 2002.

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


Depreciation expense decreased to $8,881,000 from $12,012,000 primarily as a result of the reduction in the carrying value of our fixed assets as determined by a fair value analysis performed in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."



Amortization expense decreased to $84,000 from $31,509,000 due to the reduction in the carrying value of our intangible assets as determined by a fair value analysis performed in accordance with SFAS No. 121 as well as our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, which required us to cease amortizing goodwill. Amortization expense on our goodwill during the three months ended March 31, 2001 was $31,369,000. Our net loss and our basic and diluted net loss per common share would have been $210,183,000 and $7.36, respectively, had SFAS No. 142 been in effect for the first quarter of 2001.




Interest expense decreased to $3,903,000 from $4,141,000 due to the net effect of a reduction in the effective interest rate on our senior secured credit facility and an increase in the amortization of debt discount associated with the senior secured credit facility. The effective interest rate on our senior secured credit facility during the three months ended March 31, 2002 and 2001 was 6.86% and 9.11%, respectively.


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


In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently under some conditions, for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We adopted SFAS No. 142 on January 1, 2002. The adoption of this new standard had no significant effect on our results of operations, financial conditions or cash flows.



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

                        CoreComm Holdco, Inc. and Subsidiaries

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


We still have significant expected capital expenditures even after the implementation of our modified business plan. Under our revised business plan, capital expenditures have been significantly reduced from prior levels. Total actual capital expenditures for the three months ended March 31, 2002, described as cash used to purchase of fixed assets in our cash flow statement, were approximately $2.4 million. According to our current plans, capital expenditures are expected to be approximately $7.4 million for the remainder of 2002 and $9.5 million and $14.2 million in 2003 and 2004, respectively. These future capital expenditures will depend on a number of factors relating to our business, in particular the growth level, geographic location and services provided to new customers added during these years. Capital expenditures in future years will also depend on the availability of capital and the amount of cash, if any, generated by operations, which may impact our capital decisions relating to initiatives such as, for example, network expansion and the implementation of upgrades to our information services platforms.



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

                        CoreComm Holdco, Inc. and Subsidiaries

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


We anticipate that we and our subsidiaries will not generate sufficient cash flow from operations to repay at maturity the entire principal amount of our outstanding indebtedness. Accordingly, we may be required to consider a number of measures, including: (1) refinancing all or a portion of this indebtedness,
(2) seeking modifications to the terms of this indebtedness, (3) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (4) seeking additional equity financing, or (5) a combination of the foregoing. We are currently in compliance with all required ratios and covenants contained in agreements governing our outstanding indebtedness.

                        CoreComm Holdco, Inc. and Subsidiaries

The following table shows our aggregate cash interest expense and principal payments on our existing long term debt, anticipated estimated capital expenditures, payments on capital leases and other debt, as well as the sources of funds that we expect to use to meet these cash requirements through 2004.


                                                  NINE MONTHS
                                                     ENDED
                                                 DECEMBER 31,
                                                     2002        2003      2004                SOURCE OF FUNDS
                                                 ------------------------------------------------------------------
                                                          (IN MILLIONS)
          Cash Interest Expense on
            existing Long-term debt(1)             $   7.8     $   10.5  $   10.2   Cash and cash equivalents on
                                                                                    hand and cash from operations
          Estimated Capital
            Expenditures(2)                            7.4          9.5      14.2   Cash and cash equivalents on
                                                                                    hand and cash from operations
          Principal Payments on existing
            Long-term debt(3)                          --          1.95      9.75   For 2002 and 2003, Cash and
                                                                                    cash equivalents on hand and
                                                                                    cash from operations;
                                                                                    For 2004, cash and cash
                                                                                    equivalents on hand, cash from
                                                                                    operations, and, if required,
                                                                                    refinancing sources or other
                                                                                    sources of financing(4).
          Payments on Capital Leases                   9.4          0.3       --    Approximately $8.3 million of
                                                                                    these capital leases are
                                                                                    obligations of our subsidiary,
                                                                                    MegsINet, Inc. and are not
                                                                                    obligations of CoreComm Holdco.
                                                                                    MegsINet, Inc. is currently in
                                                                                    settlement discussions with the
                                                                                    holders of these leases(5);
                                                                                    For the remaining amounts, cash
                                                                                    and cash equivalents on hand
                                                                                    and cash from operations
                                                   -------     --------  --------
                                                   $  24.6     $  22.25  $  34.15
                                                   =======     ========  ========



----------

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

                        CoreComm Holdco, Inc. and Subsidiaries


(5) Approximately $8 million of the capital lease and other debt obligations of MegsINet, Inc. are the subject of current litigation, as described in the section of this prospectus entitled " -- Our Business -- Legal Proceedings."



Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable as of the date of this prospectus, we can give no assurance that our plans, intentions and expectations will be achieved in a timely manner if at all.


Our outstanding indebtedness is described in further detail in the subsequent paragraphs.



In April 2001, CoreComm Limited entered into a $156.1 million Amended and Restated Credit Agreement with The Chase Manhattan Bank that amends and restates the term loan facility and revolving credit facility that closed in September 2000. As of January 25, 2002, there was $106.1 million outstanding under the term loan facility and $50.0 million outstanding under the revolving credit facility. The term loan facility will amortize in quarterly installments of principal commencing on December 31, 2003 with a final maturity on September 22, 2008. The revolving credit facility shall be automatically and permanently reduced in increasing quarterly installments of principal commencing on December 31, 2003 with a termination date on September 22, 2008. Total annual principal payments are as follows: $1,950,000 (2003); $9,750,000 (2004); $25,350,000
(2005); $50,700,000 (2006); $39,000,000 (2007) and $29,350,000 (2008). In the
event that any of the remaining approximately $4.75 million in principal amount of public notes not owned by us have not been converted or refinanced on or prior to April 1, 2006, then the facilities become payable in full on April 1, 2006. The interest rate on both the term loan facility and the revolving credit facility is, at our option, either 3.5% per annum plus the base rate, which is the higher of the prime rate or the federal funds effective rate plus 0.5% per annum, or the reserve-adjusted London Interbank Offered Rate plus 4.5% per annum. Beginning October 12, 2001 and ending April 12, 2002, the interest rate was 6.86%. Beginning April 13, 2002 and ending October 12, 2002, the interest rate is 6.75%. Interest is payable at least quarterly. The commitment fee on the unused portion of the commitments is 1.25% per annum payable quarterly, subject to reduction to 1% per annum based upon the amount borrowed under the facilities.

                        CoreComm Holdco, Inc. and Subsidiaries

In April 2001, we and CoreComm Limited issued, as joint and several obligors, to NTL Incorporated a convertible note in the aggregate principal amount of $15 million. This note will mature in April 2011. Interest on the note is at an annual rate of 10.75% payable semiannually on October 15 and April 15 of each year, commencing October 15, 2001. The interest is payable in kind by the issuance of additional unsecured convertible notes in principal amount equal to the interest payment that is then due. Additional unsecured convertible PIK notes, dated October 15, 2001, and April 15, 2002 were issued in the principal amount of approximately $0.8 million, and approximately $0.9 million, respectively, as interest payments. The additional notes issued for interest will have an initial conversion price equal to the greater of $1.00 and 120% of the weighted average closing price of CoreComm Limited common stock for a specified period. The April 2001 note and the October 2001 note are each convertible into CoreComm Limited common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. However, NTL, which is the holder of these notes, entered into letter agreements with us and with CoreComm Limited relating to the conversion feature of these notes following the acceptance of shares under the exchange offer for CoreComm Limited common stock. Through those letter agreements, consistent with the original terms of the notes, we and CoreComm Limited have agreed to exercise our right under these notes so that, following our accepting shares of CoreComm Limited common stock in the exchange offers, the convertibility feature of these notes will be altered so that rather than the notes being convertible into shares of CoreComm Limited common stock, they will become convertible into shares of our common stock. At that time, the conversion prices of these notes will be equitably adjusted by applying the exchange ratio in the exchange offer for CoreComm Limited common stock, which results in a new conversion price of $38.90 per share of our common stock for each of these notes. NTL has agreed not to exercise its rights to convert any of these notes into CoreComm Limited common stock until August 5, 2002, unless that right has previously ceased as described above. In the event that we do not accept shares of CoreComm Limited common stock in the exchange offers, the conversion feature of these notes would remain into CoreComm Limited common stock. These notes are redeemable, in whole or in part, at our option, at any time after April 12, 2003, at a redemption price of 103.429% that declines annually to 100% in April 2007, in each case together with accrued and unpaid interest to the redemption date.




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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS


    On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. Our contractual obligations and commercial commitments are summarized below, and are fully disclosed in the Notes to Consolidated Financial Statements.

                        CoreComm Holdco, Inc. and Subsidiaries

The following table includes aggregate information about our contractual obligations as of March 31, 2002 and the periods in which payments are due:


                                                                                 PAYMENTS DUE BY PERIOD
                                                             ----------------------------------------------------------
          CONTRACTUAL                                                     LESS THAN 1     1-3         4-5       AFTER 5
          OBLIGATIONS                                           TOTAL     YEAR           YEARS       YEARS       YEARS
          -----------                                        ----------------------------------------------------------
                                                                                     (IN THOUSANDS)
          Long-Term Debt (1)                                 $ 172,699      $    --    $ 15,600    $ 81,900    $ 75,199
          Capital Lease Obligations                              9,670        9,426         244          --          --
          Operating Leases                                      29,490        7,477      10,684       6,738       4,591
          Unconditional Purchase Obligations                      none           --          --          --          --
          Other Long-Term Obligations                             none           --          --          --          --
                                                             ----------------------------------------------------------
          Total Contractual Cash Obligations                 $ 211,859      $16,903    $ 26,528    $ 88,638    $ 79,790
                                                             ==========================================================


----------

(1) Long-term debt includes the senior secured credit facility of $156,100,000 and the 10.75% Unsecured Convertible PIK Notes due April 2011 of $16,599,000 including accrued PIK interest.


The following table includes aggregate information about our commercial commitments as of March 31, 2002 and the periods in which payments are due. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.



                                                                Amount of CommitmentEXPIRATION PER PERIOD
                                                                -------------------------------------------------------
                                                                TOTAL
          OTHER COMMERCIAL                                      AMOUNTS           LESS THAN 1    1 - 3    4 - 5    OVER 5
          COMMITMENTS                                           COMMITTED         YEAR           YEARS    YEARS     YEARS
          -----------                                           -------------------------------------------------------
                                                                                      (IN THOUSANDS)
          Guarantees                                                  none        $    --     $  --    $  --      $  --
          Lines of Credit                                             none             --        --       --         --
          Standby Letters of Credit                                   none             --        --       --         --
          Standby Repurchase Obligations                              none             --        --       --         --
          Other Commercial Commitments.                             $5,700        $ 5,700        --       --         --
                                                                -------------------------------------------------------
          Total Commercial Commitments.                             $5,700        $ 5,700        --       --         --
                                                                =======================================================


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

                        CoreComm Holdco, Inc. and Subsidiaries


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK



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

                            INTEREST RATE SENSITIVITY
                              AS OF MARCH 31, 2002

                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                              AVERAGE INTEREST RATE






                                   APRIL 1,
                                    2002 TO       FOR THE YEARS ENDING DECEMBER 31,
                                  DECEMBER 31,  -------------------------------------                          FAIR VALUE
                                     2002        2003       2004      2005      2006   THEREAFTER   TOTAL      3/31/02
                                  ---------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
          Long-term debt,
           including current
           portion:

          Fixed rate                $   --     $   --     $   --   $    --   $    --     $16,599   $ 16,599   $ 16,599
          Average interest rate                                                           10.75%

          Variable rate             $   --     $1,950     $9,750   $25,350   $50,700     $68,350   $156,100   $156,100
          Average interest rate
                                               Libor +    Libor +   Libor +   Libor +    Libor +
                                               4.5% or    4.5% or   4.5% or   4.5% or    4.5% or
                                               base       base      base      base       base
                                               rate       rate      rate      rate       rate
                                               + 3.5%     + 3.5%    + 3.5%    + 3.5%     + 3.5%