Form 10-Q
period 2002-06-30
CORECOMM LTD /DE/
filed 2002-08-14
CIK 1121884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR

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

The number of shares outstanding of the issuer's common stock as of June 30, 2002 was 141,655,388.

                        CoreComm Limited and Subsidiaries

                                      Index

PART I.  FINANCIAL INFORMATION                                                                            Page
------------------------------                                                                            ----

Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets -
                June 30, 2002 (Unaudited) and December 31, 2001 .............................................2
             Condensed Consolidated Statements of Operations -
                Three and Six months ended June 30, 2002 and 2001 (Unaudited) ...............................3
             Condensed Consolidated Statement of Shareholders' Deficiency -
                Six months ended June 30, 2002 (Unaudited) ..................................................4
             Condensed Consolidated Statements of Cash Flows -
                Six months ended June 30, 2002 and 2001 (Unaudited) .........................................5
             Notes to Unaudited Condensed Consolidated Financial Statements .................................6

Item 2.      Management's Discussion and Analysis of Results of
                 Operations and Financial Condition ........................................................21

Item 3.      Quantitative and Qualitative Disclosures about Market Risk ....................................29

PART II.     OTHER INFORMATION
------------------------------

Item 1.      Legal Proceedings..............................................................................30

Item 3.      Defaults upon Senior Securities................................................................34

Item 5.      Other Information..............................................................................34

Item 6.      Exhibits and Reports on Form 8-K ..............................................................35

SIGNATURES .................................................................................................38
----------

                                           CoreComm Limited and Subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                         Condensed Consolidated Balance Sheets
                                                                                June 30,               December 31,
                                                                                  2002                     2001
                                                                            -----------------------------------------
                                                                              (Unaudited)               (See Note)
Assets
Current assets:
  Cash and cash equivalents                                             $       470,000           $       109,000
  Other                                                                          29,000                    45,000
                                                                        -----------------------------------------
Total current assets                                                            499,000                   154,000

Fixed assets, net                                                                80,000                   146,000
Investment in ATX Communications                                                721,000                 3,863,000
Other, net of accumulated amortization of $2,755,000 (2002)
  and $2,251,000 (2001)                                                       6,412,000                 8,260,000
                                                                        -----------------------------------------
                                                                        $     7,712,000           $    12,423,000
                                                                        =========================================

Liabilities and shareholders' deficiency
Current liabilities:
  Accounts payable                                                      $     1,026,000           $       959,000
  Accrued expenses                                                              411,000                   419,000
  Due to NTL Incorporated                                                       209,000                   209,000
  Due to ATX Communications                                                  40,433,000                24,112,000
  Current portion of long-term debt                                           4,750,000                        --
                                                                        -----------------------------------------
Total current liabilities                                                    46,829,000                25,699,000

Long-term debt, including $259,315,000 (2002) and $256,874,000
 (2001) due to ATX Communications                                           259,315,000               261,624,000

Commitments and contingent liabilities

Shareholders' deficiency:
  Series preferred stock-- $.01 par value, authorized
     5,000,000 shares:
     Series A, liquidation preference $57,956,000; issued
      and outstanding 51,000 shares                                                  --                        --
     Series B, liquidation preference $271,518,000; issued
      and outstanding 250,000 shares                                              3,000                     3,000
     Series C, none issued or outstanding                                            --                        --
  Common stock-- $.01 par value, authorized 600,000,000
     shares; issued and outstanding 141,655,000 shares                        1,417,000                 1,417,000
Additional paid-in capital                                                  778,384,000               787,434,000
Deficit                                                                  (1,067,662,000)           (1,053,180,000)
                                                                        -----------------------------------------
                                                                           (287,858,000)             (264,326,000)
Treasury stock at cost, 1,329,000 shares                                    (10,574,000)              (10,574,000)
                                                                        -----------------------------------------
                                                                           (298,432,000)             (274,900,000)
                                                                        -----------------------------------------
                                                                        $     7,712,000           $    12,423,000
                                                                        =========================================

Note:  The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date.

See accompanying notes.

                                                          2

                        CoreComm Limited and Subsidiaries

                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)


                                             Three Months Ended June 30,           Six Months Ended June 30,
                                               2002              2001               2002               2001
                                         --------------------------------      --------------------------------
Revenues                                 $     143,000      $  73,243,000      $     251,000      $ 146,180,000

Costs and expenses
Operating                                           --         57,662,000                 --        121,182,000
Selling, general and administrative            153,000         23,369,000            221,000         54,968,000
Corporate                                           --          1,626,000                 --          5,520,000
Non-cash compensation                               --          3,234,000                 --          6,468,000
Other charges                                       --         33,366,000                 --         33,485,000
Asset impairments                                   --                 --                 --        167,599,000
Depreciation                                    34,000         11,601,000             67,000         23,646,000
Amortization                                        --         23,097,000                 --         54,608,000
                                         --------------------------------      --------------------------------
                                               187,000        153,955,000            288,000        467,476,000
                                         --------------------------------      --------------------------------
Operating loss                                 (44,000)       (80,712,000)           (37,000)      (321,296,000)

Other income (expense)
Interest income and other, net                  12,000            680,000             19,000          1,456,000
Equity in net loss of ATX
  Communications, Inc.                      (1,627,000)                --         (3,142,000)                --
Interest expense                            (5,671,000)       (12,231,000)       (11,322,000)       (22,069,000)
                                         --------------------------------      --------------------------------
Loss before income tax benefit              (7,330,000)       (92,263,000)       (14,482,000)      (341,909,000)
Income tax benefit                                  --            167,000                 --            152,000
                                         --------------------------------      --------------------------------
Net loss                                 $  (7,330,000)     $ (92,096,000)     $ (14,482,000)     $(341,757,000)
                                         ================================      ================================

Basic and diluted net loss per share     $       (0.09)     $       (1.04)     $       (0.18)     $       (4.28)
                                         ================================      ================================


See accompanying notes.


                                                       3

                        CoreComm Limited and Subsidiaries

                     Condensed Consolidated Statement of Shareholders' Deficiency
                                              (Unaudited)


                                         Series A         Series B
                                     Preferred Stock   Preferred Stock          Common Stock
                                   -------------------------------------------------------------
                                      Shares   Par     Shares     Par          Shares       Par
                                    -----------------------------------------------------------------
Balance, December 31, 2001            51,000  $ --     250,000  $3,000      141,655,000  $1,417,000
Accreted dividends on
   preferred stock                        --    --          --      --               --          --
Net loss for the six months
ended June 30, 2002                       --    --          --      --               --          --
                                    -----------------------------------------------------------------
Balance, June 30, 2002                51,000  $ --     250,000  $3,000      141,655,000  $1,417,000
                                    =================================================================



                                     Additional                              Treasury Stock
                                       Paid-In                          ------------------------
                                       Capital          Deficit          Shares        Amount
                                   -------------------------------------------------------------
Balance, December 31, 2001           $787,434,000   $(1,053,180,000)   (1,329,000)  $(10,574,000)
Accreted dividends on
   preferred stock                     (9,050,000)               --            --             --
Net loss for the six months
ended June 30, 2002                            --       (14,482,000)           --             --
                                   -------------------------------------------------------------
Balance, June 30, 2002               $778,384,000   $(1,067,662,000)   (1,329,000)  $(10,574,000)
                                   =============================================================


See accompanying notes.

                                                  4


                               CoreComm Limited and Subsidiaries

                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)


                                                                    Six Months Ended June 30,
                                                                     2002            2001
                                                                -----------------------------

Net cash provided by (used in) operating activities             $    361,000     $(52,362,000)

Investing activities
Purchase of fixed assets                                                  --       (6,204,000)
Proceeds from sales of marketable securities                              --        4,775,000
                                                                -----------------------------
Net cash used in investing activities                                     --       (1,429,000)

Financing activities
Proceeds from borrowing, net of financing costs                           --       88,679,000
Proceeds from exercise of stock options and warrants                      --            4,000
Principal payments                                                        --       (3,571,000)
Principal payments of capital lease obligations                           --       (5,512,000)
                                                                -----------------------------
Net cash provided by financing activities                                 --       79,600,000
                                                                -----------------------------
Increase in cash and cash equivalents                                361,000       25,809,000
Cash and cash equivalents at beginning of period                     109,000       25,802,000
                                                                -----------------------------
Cash and cash equivalents at end of period                      $    470,000     $ 51,611,000
                                                                =============================

Supplemental disclosure of cash flow information
 Cash paid for interest                                         $         --     $ 11,685,000

Supplemental schedule of non-cash investing activities
 Liabilities incurred to acquire fixed assets                   $         --     $  6,786,000

Supplemental schedule of non-cash financing activities
 Common stock issued for dividend on preferred stock            $         --     $  1,875,000
 Common stock issued for interest on senior unsecured notes               --        3,559,000
 Conversion of convertible notes                                          --       10,250,000
 Warrants issued in connection with financing                             --        5,451,000

See accompanying notes.

                        CoreComm Limited and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2001.

At June 30, 2002, the Company's only material asset was its ownership of approximately 13% of the outstanding capital stock of ATX Communications, Inc. (formerly CoreComm Holdco, Inc. and Subsidiaries), referred to as ATX Communications. On July 1, 2002 the Company and ATX Communications completed the ATX Communications recapitalization, and as a result the Company has no material assets and is a wholly owned subsidiary of ATX Communications.

The Company owned 100% of the  outstanding  capital stock of ATX  Communications until the consummation of transactions as part of the ATX Communications recapitalization in December 2001. ATX Communications provides integrated local and toll-related telephone, Internet and high-speed data services to business and residential customers located principally in Pennsylvania, Ohio, New Jersey, Michigan, Wisconsin, Maryland, Illinois, New York, Virginia, Delaware, Massachusetts, Washington, D.C. and Indiana.

Effective with the completion of the first phase of the ATX Communications recapitalization on December 28, 2001, the Company began accounting for its ownership of approximately 13% of the outstanding shares of ATX Communications using the equity method. The Company consolidated ATX Communications prior to that date. This transition from consolidation to equity method accounting is referred to as the deconsolidation in the consolidated financial statements. As a result of the deconsolidation, the assets and liabilities of ATX Communications are not included in the Company's consolidated balance sheet at December 31, 2001. In addition, the results of operations and cash flows of ATX Communications, which represented substantially all of the Company's operations and cash flows, are not included in the Company's consolidated statement of operations and statement of cash flows beginning January 1, 2002.

The Company has a liquidity problem that raises substantial doubt about its ability to continue as a going concern. The Company resolved a portion of its liquidity problem through the completion of the ATX Communications recapitalization, however, the completed recapitalization left the Company with little or no material assets so it may lack the resources to meet its outstanding debt obligations that are not currently held by ATX Communications.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 2.  ATX Communications Recapitalization

In April 2001, the Company completed a reevaluation of its business plan in light of market conditions and made significant modifications to its plans. The Company streamlined its strategy and operations to focus on its two most successful and promising lines of business. The first is integrated communications products and other high bandwidth/data/web-oriented services for the business market. The second is bundled local telephony and Internet products for the residential market, with a focus on using Internet interfaces, as well as our call centers, to efficiently sell, to install our products and service our customers.

Also in April 2001, the Company commenced a process to potentially sell selected assets and businesses that are not directly related to its competitive local exchange carrier, referred to as CLEC, business, and retained advisors for the purpose of conducting this sale. At the time, the Company's CLEC assets and businesses were ATX Communications' local and toll-related telephone services that compete with the incumbent local exchange carrier, referred to as ILEC, and other carriers.

In October 2001, the Company and ATX Communications commenced the ATX Communications recapitalization. In the first phase of the ATX Communications recapitalization, which was completed in December 2001, the Company and ATX Communications entered into agreements with holders of approximately $600 million of outstanding indebtedness and preferred stock whereby the holders agreed, among other things, to exchange their debt and preferred stock for approximately 87% of ATX Communications' common stock. In addition, the holders of the Company's 6% Convertible Subordinated Notes due 2006 received the amount of an October 1, 2001 interest payment of $4.8 million in the aggregate.

The following summarizes the indebtedness and preferred stock that was exchanged for shares of ATX Communications common stock in December 2001:

                                                                                                    Principal Amount or
                      Description                        Date Issued            Issuer           Stated Value when Issued
                      -----------                        -----------            ------           ------------------------
    10.75% Unsecured Convertible PIK                                     ATX Communications
      Notes due 2011                                  April 2001         and the Company               $10.0 million
    10.75% Senior Unsecured                                              ATX Communications
      Convertible PIK Notes Due 2010                  December 2000      and the Company               $16.1 million
    Senior Unsecured Notes Due
      September 29, 2003                              September 2000     The Company                  $108.7 million
    6% Convertible Subordinated Notes
      Due 2006                                        October 1999       The Company                 $175.0 million(1)
    Series A and Series A-1 Preferred
      Stock                                           September 2000     The Company                   $51.1 million
    Series B Preferred Stock                          September 2000     The Company                  $250.0 million

(1) $164.75 million was outstanding as of December 2001, of which $160 million was exchanged.

Those shareholders and noteholders of the Company, who exchanged their shares and notes, respectively, received shares of ATX Communications and no longer have securities of the Company.

Following the completion of the first phase of the ATX Communications recapitalization on December 28, 2001 (but prior to the completion of the second phase on July 1, 2002), approximately 87% of ATX Communications' outstanding shares, or 26,056,806 shares, were owned by the former holders of

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 2.  ATX Communications Recapitalization (continued)

indebtedness and preferred stock of the Company and ATX Communications and approximately 13% of ATX Communications outstanding shares, or 3,943,248 shares, were held by the Company.

As a result of the completion of the first phase of the ATX Communications recapitalization, ATX Communications held $160 million principal amount of the Company's 6% Convertible Subordinated Notes due 2006, approximately $105.7 million principal amount of the Company's Senior Unsecured Notes due September 29, 2003, approximately 51,000 shares of the Company's Series A preferred stock and 250,000 shares of the Company's Series B preferred stock. As of June 30, 2002, ATX Communications investment in the Company's notes and preferred stock was $3,863,000.

 In the second phase of the ATX Communications recapitalization, ATX Communications offered to all holders of the Company's common stock and all remaining holders of the Company's 6% Convertible Subordinated Notes due 2006 to exchange shares of ATX Communications common stock for their shares of the Company's common stock and their notes, respectively. ATX Communications completed the exchange offer on July 1, 2002, and issued 3,610,624 shares of common stock to former holders of the Company's common stock and holders of 6% Convertible Subordinated Notes due 2006 of the Company. Following the exchange offer, ATX Communications transferred the shares of the Company's stock that it received in the exchange offer to a wholly-owned subsidiary. ATX Communications then merged this subsidiary into the Company, with the Company surviving the merger as a wholly-owned subsidiary of ATX Communications.

The Company has surrendered to ATX Communications all of the shares of ATX Communications common stock the Company held at the completion of the exchange offers, excluding 39,168 shares, which are reserved for holders of the 6% Convertible Subordinated Notes who did not participate in the exchange offer. In exchange for the Company surrendering such shares of the ATX Communications common stock, the Company and ATX Communications have agreed to waivers and amendments to delay the Company from having to make payments with respect to these securities through April 2003. Also, as part of the exchange agreement between ATX Communications and the Company, the due date of the Company's Senior Unsecured Notes was extended until September 29, 2023. In connection with the second phase of the ATX Communications recapitalization, on July 1, 2002 ATX Communications converted all of the 6% Convertible Subordinated Notes due 2006 of the Company and all of the shares of Series A and B preferred stock of the Company that it owned into shares of the Company's common stock. All of the shares of the Company were tendered in the exchange offer, and subsequently, all of the shares received by the ATX Communications in the exchange offer were cancelled. ATX Communications continues to hold approximately $105.7 million principal amount of the Company's Senior Unsecured Notes.

The Company may lack the resources to meet the obligations of the remaining $4.36 million principal amount of 6% Convertible Subordinated Notes that are not held by ATX Communications. The Company also remains a party liable under the $156.1 million senior secured credit facility, has no right to withdraw any additional money under that facility, and does not expect to be able to raise additional financing in the foreseeable future.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 2.  ATX Communications Recapitalization (continued)

In connection with the ATX Communications recapitalization, on July 2, 2002, Nasdaq transferred the Company's listing on the Nasdaq National Market to ATX Communications. The Company's common stock is no longer publicly traded. There is no market for the Company's common stock at this time.


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

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

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

Note 5.  Investment in ATX Communications

Effective with the completion of the first phase of the ATX Communications recapitalization on December 28, 2001, the Company began accounting for its ownership of approximately 13% of the outstanding shares of ATX Communications using the equity method. The Company consolidated ATX Communications prior to that date. On July 1, 2002 the Company and ATX Communications completed the ATX Communications recapitalization, and as a result the Company has no material assets and is a wholly owned subsidiary of ATX Communications.

Following is the Company's investment in ATX Communications:

          Balance at December 31, 2001                              $ 3,863,000
          Equity in net loss of ATX  Communications for the six
          months ended June 30, 2002                                 (3,142,000)
                                                                    -----------
          Balance at June 30, 2002                                  $   721,000
                                                                    ===========

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 5.  Investment in ATX Communications (continued)

Following is the condensed financial information of ATX Communications and subsidiaries as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001:

                               Condensed Consolidated Balance Sheets

                                                                   June 30,         December 31,
                                                                     2002              2001
                                                                --------------------------------
          Assets
          Current assets                                        $  60,665,000      $  61,556,000
          Fixed assets, net                                        74,446,000         86,722,000
          Intangible assets, net                                  152,919,000        153,086,000
          Other assets, net                                        14,442,000         15,256,000
                                                                --------------------------------
                                                                $ 302,472,000      $ 316,620,000
                                                                ================================

          Liabilities and shareholders' equity (deficiency)
          Current liabilities                                   $ 153,838,000      $ 145,350,000
          Long-term debt and capital lease obligations            162,024,000        160,487,000
          Shareholders' equity (deficiency)                       (13,390,000)        10,783,000
                                                                --------------------------------
                                                                $ 302,472,000      $ 316,620,000
                                                                ================================


                              Condensed Consolidated Statements of Operations

                                             Three Months Ended June 30,           Six Months Ended June 30,
                                              2002                2001              2002               2001
                                         ----------------------------------------------------------------------
Revenues                                 $  75,209,000      $  73,126,000      $ 149,520,000      $ 145,937,000
Costs and expenses
Operating                                   48,758,000         57,662,000         96,796,000        121,182,000
Selling, general, and administrative        20,224,000         23,319,000         42,537,000         54,114,000
Corporate                                    1,616,000            812,000          3,314,000          2,910,000
Non-cash compensation                               --          3,234,000                 --          6,468,000
Recapitalization costs                       4,270,000                 --          5,452,000                 --
Other charges                                       --         33,366,000                 --         33,485,000
Asset impairments                                   --                 --                 --        167,599,000
Depreciation                                 9,140,000         11,567,000         18,021,000         23,579,000
Amortization                                    83,000         23,097,000            167,000         54,606,000
                                         ----------------------------------------------------------------------
                                            84,091,000        153,057,000        166,287,000        463,943,000
                                         ----------------------------------------------------------------------
Operating loss                              (8,882,000)       (79,931,000)       (16,767,000)      (318,006,000)

Other income (expense)
Interest income and other, net                 100,000            656,000            234,000          1,320,000
Interest expense                            (3,737,000)        (7,383,000)        (7,640,000)       (11,524,000)
                                         ----------------------------------------------------------------------
Loss before income tax benefit             (12,519,000)       (86,658,000)       (24,173,000       (328,210,000)
Income tax benefit                                  --             33,000                 --             33,000
                                         ----------------------------------------------------------------------
Net loss                                 $ (12,519,000)     $ (86,625,000)     $ (24,173,000)     $(328,177,000)
                                         ======================================================================

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 6.  Fixed Assets

Fixed assets consist of:

                                              June 30,     December 31,
                                                2002           2001
                                             ------------------------
                                             (Unaudited)

          Computer hardware and software     $ 386,000      $ 386,000
          Other equipment                       10,000         10,000
                                             ------------------------
                                               396,000        396,000
          Accumulated depreciation            (316,000)      (250,000)
                                             ------------------------
                                             $  80,000      $ 146,000
                                             ========================

Note 7.  Accrued Expenses

Accrued expenses consist of:

                                            June 30,    December 31,
                                              2002         2001
                                            ---------------------
                                          (Unaudited)
          Taxes, including income taxes     $197,000     $205,000
          Interest                           214,000      214,000
                                            ---------------------
                                            $411,000     $419,000
                                            =====================

Note 8.  Long-Term Debt

Long-term debt consists of:

                                                                      June 30,         December 31,
                                                                        2002               2001
                                                                    --------------------------------
                                                                     (Unaudited)

     6% Convertible Subordinated Notes                              $ 164,750,000      $ 164,750,000
     Senior Unsecured Notes Due 2003, less unamortized discount
       of $6,364,000 (2002) and $8,805,000 (2001)                      99,315,000         96,874,000
                                                                    --------------------------------
                                                                      264,065,000        261,624,000
     Less current portion                                              (4,750,000)                --
                                                                    --------------------------------
                                                                    $ 259,315,000      $ 261,624,000
                                                                    ================================


The interest payment that was due under the outstanding 6% Convertible Subordinated Notes on April 1, 2002 has not been made and the Company is in default under these notes.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 8.  Long-Term Debt (continued)

In conjunction with the closing of the exchange offers on July 1, 2002, ATX Communications paid approximately $12,000 to exchange an additional $392,000 aggregate principal amount of the 6% Convertible Subordinated Notes for shares of its common stock.

At June 30, 2002, all of the Senior Unsecured Notes Due 2023 and $160,000,000 aggregate principal amount of the 6% Convertible Subordinated Notes were held by ATX Communications. On July 1, 2002 ATX Communications converted its $160,000,000 aggregate principal amount of the 6% Convertible Subordinated Notes into shares of our common stock. ATX Communications continues to hold approximately $105.7 million principal amount of the Company's Senior Unsecured Notes. As a result of the exchange agreement between the Company and ATX Communications, all principal of the Company's Senior Unsecured Notes is due September 29, 2023, allowing for no prepayment, and ATX Communications has waived its right to interest through April 2003.

Note 9.  Related Party Transactions

The balance due to ATX Communications at June 30, 2002 includes 6% Convertible Subordinated Notes and Senior Unsecured Notes Due 2003 interest payable of $12,366,000 and preferred stock dividends payable of $28,387,000, net of other amounts due from ATX Communications of $320,000.

Some of the officers and directors of the Company are also officers or directors of NTL Incorporated, referred to as NTL. In April 2001, ATX Communications and the Company as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. At June 30, 2002, and December 31, 2001, the total amount of the notes outstanding, less the unamortized discount of $347,000, and $367,000, was $16,696,000 and $15,807,000,
respectively.

NTL provided the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consisted of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead, which cannot be specifically allocated to NTL. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the three and six months ended June 30, 2001, NTL charged the Company $136,000 and $240,000, respectively, which is included in corporate expenses. NTL did not provide any services to the Company during the six months ended June 30, 2002.

Until August, 2001, the Company provided NTL with access to office space and equipment and the use of supplies. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the three and six months ended June 30, 2001, the Company charged NTL $40,000 and $107,000 respectively, which reduced corporate expenses.

The Company provided billing and software development services to subsidiaries of NTL. General and administrative expenses were reduced by $332,000 and $799,000 for the three and six months ended June 30, 2001 respectively, as a result of these charges.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 10.  Other Charges

Other charges of $33,366,000 and $33,485,000 during the three and six months ended June 30, 2001, respectively, relate to the Company's announcements in May and July 2001 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These costs in 2001 were for approximately 630 employees to be terminated of which none were employed by the Company as of June 30, 2002.


Note 11.   Non-Cash Compensation

In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2,747,000 shares of the Company's common stock to various employees at an exercise price of $14.55, which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to June 30, 2001, $16.2 million of the deferred non-cash compensation was charged to expense, including $3.3 and $6.5 million during the three and six months ended June 30, 2001, respectively.

As of June 30, 2002, there were approximately 22.2 million options outstanding to purchase shares of the Company's common stock, with an average weighted exercise price of $4.80. If such options are exercised, the holder will receive common stock of the Company, which is currently a wholly-owned subsidiary of ATX Communications.


Note 12.  Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

                                                           Three Months Ended June 30,              Six Months Ended June 30,
                                                           2002                 2001                2002                2001
                                                        ----------------------------------------------------------------------
     Numerator:
     Net loss                                           $  (7,330,000)     $ (92,096,000)     $ (14,482,000)     $(341,757,000)
     Preferred stock dividend                              (4,538,000)        (4,417,000)        (9,050,000)        (8,834,000)
     Preferred stock accretion to
        redemption value                                   (1,211,000)        (1,136,000)        (2,403,000)        (2,253,000)
                                                        ----------------------------------------------------------------------
     Net loss available to common
        Shareholders                                    $ (13,079,000)     $ (97,649,000)     $ (25,935,000)     $(352,844,000)
                                                        ----------------------------------------------------------------------
     Denominator for basic and diluted net loss per
        common share                                      140,326,000         93,613,000        140,326,000         82,485,000
                                                        ----------------------------------------------------------------------

     Basic and diluted net loss per common share
                                                        $       (0.09)     $       (1.04)          $(0.18 )      $       (4.28)
                                                        ======================================================================

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 12.  Net Loss Per Common Share (continued)

The shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive. At June 30, 2002, the Company had 359.9 million shares issuable upon the exercise of stock options and warrants and the conversion of convertible securities.


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

Prior to completion of the recapitalization the Company purchased goods and services through its operating subsidiaries from a wide variety of vendors under contractual and other arrangements that sometimes gave rise to litigation in the ordinary course of business. Through its operating subsidiaries, the Company also provided goods and to a wide range of customers under arrangements that sometimes gave rise to disputes over payment, performance and other obligations. Some of these disputes, regardless of their merit, could subject the Company to costly litigation and the diversion of its technical and/or management personnel. Additionally, any liability from litigation that is not covered by the Company's insurance or exceeds its coverage could have a material adverse effect on its business, financial condition and/or operating results. Currently, the Company has the following outstanding matters, which, if resolved unfavorably, could have a material adverse effect on the Company's business, financial condition and/or results of operations:

   o ATX Communications has received correspondence dated July 23, 2002, from Verizon's operating subsidiary in Pennsylvania asserting that Verizon is owed a total of approximately $12.6 million for products and services allegedly purchased in that state and threatening to implement account embargo and service suspension procedures if payment of the alleged amount is not received by August 23, 2002. The July 23 letter also asserts that Verizon has the right to request a security deposit under applicable contracts and tariffs and demands payment of such a deposit in the amount of $5,650,000 by July 30, 2002. ATX Communications has also received correspondence dated July 23, 2002 from Verizon's operating subsidiary in New Jersey asserting the right to demand a security deposit for products and services purchased in that state and demanding payment of a deposit of $2,700,000 by July 30, 2002. On August 1, 2002, ATX Communications sent Verizon formal written notice of its intent to pursue the collection of approximately $5 million in credits associated with disputed charges that ATX Communications has withheld from payment as improperly billed. On or about August 1, 2002, while ATX Communications was investigating the claims set forth in Verizon's letters of July 23, ATX Communications received correspondence from Verizon's operating subsidiaries in New Jersey and Pennsylvania asserting that ATX Communications had failed to pay undisputed amounts on a timely basis and the security deposits as requested, and stating that Verizon intends to terminate its agreements with ATX Communications and discontinue the provision of services and products in those states after August 31, 2002. ATX Communications is reviewing Verizon's claims concerning

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 13.  Commitments and Contingent Liabilities (continued)

      the  amounts  allegedly  owed  in  Pennsylvania  and  intends  to pay  all undisputed charges on or before the August 23 embargo deadline. ATX Communications is also reviewing Verizon's demands for a security deposit and termination threats, but upon preliminary investigation ATX Communications believes that Verizon does not have the right to make the deposit demands and termination threats set forth in its letters. ATX Communications intends to pursue all remedies available to it and defend itself vigorously. However, it is not presently possible to predict how these matters will be resolved.

      On August 13, 2002, Verizon and several of its subsidiaries filed a complaint in the United States District Court for the District of Delaware against ATX Communications and several of its indirect wholly owned subsidiaries seeking payment of approximately $37 million allegedly owed to Verizon under various contracts between Verizon and ATX Communications and its subsidiaries and under state and federal law. While ATX Communications has not yet fully assessed Verizon's complaint, ATX Communications believes that it has meritorious defenses to the complaint, and further, that the amounts owed are substantially less than the amount claimed by Verizon. For example, we believe the figure specified in the complaint includes significant amounts of disputes for which Verizon owes credits to ATX Communications, as well as payments that were made by ATX Communications in the ordinary course of business. ATX Communications intends to pursue all remedies available to it and defend itself vigorously. However, ATX Communications cannot be certain how or when the matter will be resolved or the outcome of the litigation.

      On March 7, 2002, CoreComm Massachusetts, Inc., an indirect wholly-owned subsidiary of the Company initiated litigation against Verizon New England d/b/a Verizon Massachusetts in the Suffolk Superior Court, Massachusetts, alleging breach of contract and seeking a temporary restraining order to prevent Verizon Massachusetts from suspending CoreComm Massachusetts' ability to order new products and services for failure to pay various amounts allegedly owed under the parties' interconnection agreement and Verizon's tariffs in that state. On March 13, 2002, the court denied CoreComm's request for a temporary restraining order and Verizon proceeded to implement the threatened service embargo. On April 1, 2002, Verizon filed its answer to CoreComm's complaint and filed counterclaims seeking payment of approximately $1.2 million allegedly owed by CoreComm Massachusetts under the agreement and tariffs. On April 10, 2002, CoreComm Massachusetts filed an answer denying Verizon's claims. On or about May 20, 2002, Verizon served CoreComm Massachusetts with motion for summary judgment in an effort to secure payment without further litigation. On or about June 10, 2002, CoreComm Massachusetts submitted its opposition to Verizon's motion for summary judgment asserting various defenses including that the amount being sought by Verizon includes hundreds of thousands of dollars of charges that are not attributable to ATX Communications. The parties are currently waiting for the court to rule on the pending summary judgment motion. CoreComm Massachusetts believes that it will prevail on its opposition to Verizon's motion for summary judgment, and the company intends to pursue all available claims and defenses. However, it is not presently possible to predict how these matters will be resolved. ATX
      Communications does not believe that the service embargo affecting its subsidiary in Massachusetts will have a material adverse affect on the it's business, financial condition and/or results of operations.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 13.  Commitments and Contingent Liabilities (continued)

   o CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of the Company's parent corporation, ATX Communications (formerly known as CoreComm Holdco, Inc.), is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm Newco sought and received an order from an official of the Public Utilities Commission of Ohio barring Ameritech from refusing to process new CoreComm orders. Ameritech has appealed that order to the PUCO and the appeal is still pending.

      On July 5, 2001, Ameritech filed a claim with the PUCO seeking payment from CoreComm Newco of approximately $8,600,000 allegedly owed under the contract. On August 8, 2001, Ameritech filed a second claim against CoreComm Newco in Ohio state court, seeking an additional approximately $4,300,000 in allegedly improperly withheld amounts. On August 28, 2001, CoreComm Newco exercised its right to remove the state court claim to the United States District Court for the Northern District of Ohio, and the parties then stipulated to a consolidation of both of Ameritech's claims in the United States District Court. To consolidate the two claims, on October 9, 2001, Ameritech filed an amended complaint in the United States District Court, seeking a total of approximately $14,400,000.

      On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss several of CoreComm Newco's counterclaims. On April 17, 2002, CoreComm Newco filed its opposition to Ameritech's requests for dismissal and these items are now pending before the court for disposition. On July 25, 2002, the district court issued a decision denying Ameritech's motion to dismiss and upholding CoreComm Newco's right to proceed with its antitrust and misrepresentation claims against all counter-defendants.

      ATX Communications believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14,400,000 claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $5.2 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, ATX Communications cannot be certain how or when the matter will be resolved. The ATX Communications also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. However, it is impossible at this time to predict the outcome of the litigation.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 13.  Commitments and Contingent Liabilities (continued)

   o On December 3, 2001, General Electric Capital Corp. filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company and MegsINet, Inc., an indirect subsidiary of ATX Communications, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint naming ATX Communications as an additional defendant. On June 5, 2002, defendants filed a motion to dismiss and/or stay plaintiff's complaint, plaintiffs filed a reply and the court has established a schedule for additional briefing on the matter to be followed by oral argument in late September 2002. Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, ATX Communications, Inc. and the Company seeking a court order allowing it to take repossession of its alleged equipment. After a hearing on the matter following defendants' opposition, GECC withdrew its complaint and filed a new action on May 3, 2002, in an effort to supply the court with additional information regarding its alleged rights to the equipment. Defendant's response to dismiss the May 3, 2002 complaint was filed on May 29, 2002 asking the court to dismiss plaintiff's complaint and that matter remains pending. Concurrently, the parties have been directed to submit proposed findings of fact and conclusions of law on the claims against MegsINet by August 23, 2002 with a decision to be rendered by the court by September 4, 2002. Defendants intend to defend themselves vigorously against both complaints and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation.

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

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 13.  Commitments and Contingent Liabilities (continued)

   o On March 1, 2002, Easton Telecom Services, LLC., referred to as Easton LLC, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc., an indirect subsidiary of ATX Communications, asserting that Easton LLC is the assignee of several rights of Easton Telecom Services, Inc., referred to as Easton, Inc., under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million, primarily in respect of alleged early termination penalties, for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet, Inc. Subsequently, on April 18, 2002, Easton filed an amended complaint in the above-referenced matter naming Voyager Information Networks, Inc., an indirect subsidiary of ATX Communications, as an additional defendant and increasing the amount in dispute to approximately $5.1 million. On May 7, 2002, defendants' filed their answer denying Easton LLC's allegations and asserting multiple defenses, including defenses challenging the validity of the alleged contracts and plaintiffs claims as to alleged damages. On July 8, 2002, plaintiff filed a motion for partial summary judgment on defendants' claim that approximately $4 million of the amount at issue constitutes an unenforceable penalty that must be dismissed by the court as a matter of law, and defendants filed an opposition to that motion on July 29, 2002. Defendants intend to file a cross-motion for summary judgment declaring that the $4 million penalty is void as a matter of law, and will defend themselves vigorously and pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of this litigation.

   o On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part a petition for review of a decision by a lower administrative authority relating to the ATX Communications' alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, ATX Communications has been assessed sales and use tax for the period at issue in the amount of $631,429. On July 8, 2002, ATX Communications filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. ATX Communications believes that it has meritorious defenses and that the assessment should be reduced; however, it is not possible to predict how this matter will be resolved.

   o Fiberstream, Inc., a direct subsidiary of the Company, has been in communications with Metromedia Fiber Networks, Inc., referred to as MFN, regarding a dispute between the parties under a General Agreement dated September 29, 2000 and a related Product Order of the same date. The dispute centers around the accuracy of certain statements that were made by MFN concerning the nature of its network at the time of contracting, the timeliness of the installation of the circuits by MFN under the agreement, and Fiberstream's obligation, if any, to make payments in respect of those circuits. MFN has indicated that unless payment is made for the circuits, it may initiate arbitration under the agreement and seek early termination penalties in excess of approximately $1.1 million. Fiberstream has rejected MFN's demands and has advised that it will defend itself vigorously and pursue all available counterclaims, including claims for fraudulent inducement relating to the execution of the contract and damages arising from MFN's alleged failure to perform under the contract. The parties have discussed the prospect of settling their respective claims without resort to litigation and but no resolution of the matter has yet been achieved.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

Note 13. Commitments and Contingent Liabilities (continued)

   o On May 23, 2002, Robert and Donald Novelle filed an action in the Circuit Court of Cook County, Illinios against the Company and MegsINet, Inc. seeking approximately $473,442 in connection with an alleged breach of a commercial real estate lease between defendants and MegsiNet, Inc. Defendants are currently investigating the matter and intend to defend themselves vigorously and pursue all available remedies and counterclaims.

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

   o On July 19, 2002, Steelcase Financial Services, Inc filed an action against the Company and Voyager Information Networks, Inc. alleging that Steelcase is owed approximately $363,646 relating to the lease of office equipment under an alleged lease between Voyager and Steelcase and seeking to take repossession of the equipment. Defendants are investigating the matter and intend to defend themselves vigorously and pursue all available remedies and counterclaims. The parties have discussed the prospect of settling the matter voluntarily without resort to additional litigation and those conversations are ongoing.

                        CoreComm Limited and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Liquidity and Capital Resources

On July 1, 2002 the Company and ATX Communications completed the ATX Communications recapitalization, and as a result the Company has no material assets and is a wholly owned subsidiary of ATX Communications. ATX
Communications owns substantially all of the business operations, which we formerly owned indirectly through ATX Communications. However, we remain a party liable under the $156.1 million senior secured credit facility and have no right to withdraw any additional money under that facility. Additionally, we are co-obligors with ATX Communications for its 10.75% Unsecured Convertible PIK Notes due April 2011 of $17,043,000, including accrued PIK interest. In addition, as of June 30, 2002, we had obligations of approximately $590 million of debt and preferred securities held by ATX Communications, the $4.75 million principal amount of 6% Convertible Subordinated Notes that are not held by ATX Communications, and other liabilities. In addition, the senior secured credit facility does not allow ATX Communications to pay any dividends or distribute assets to us. We do not contemplate raising any additional financing in the foreseeable future. As a result of these financial conditions, we currently lack the resources to meet our obligations as they become due.

Our auditors included a going concern explanatory paragraph in their audit report for the year ended December 31, 2001, which states that our liquidity conditions raise substantial doubt about our ability to continue as a going concern.

We have surrendered to ATX Communications all of the shares of ATX Communications common stock we held at the completion of the exchange offers, excluding 39,168 shares, which are reserved for holders of the 6% Convertible Subordinated Notes who did not participate in the exchange offer. Therefore, we own little or no material assets, since ATX Communications common stock was our only material asset. In exchange for surrendering such shares of our common stock, ATX Communications and us have agreed to waivers and amendments to delay us from having to make payments with respect to these securities through April 2003.

In connection with the ATX Communications recapitalization, on July 1, 2002, ATX Communications converted all of our 6% Convertible Subordinated Notes due 2006 and all of the shares of our Series A and B preferred stock that it owned into shares of our common stock. All of the our shares were tendered in the tender offer, and subsequently, all of the shares received by ATX Communications in the exchange offer were cancelled. ATX Communications continues to hold approximately $105.7 million principal amount of our Senior Unsecured Notes.

Our shareholders and noteholders, who exchanged their shares and notes, respectively, received shares of ATX Communications and no longer have our securities.

                        CoreComm Limited and Subsidiaries

We may lack the resources to meet the obligations of the remaining $4.36 million in principal amount of 6% Convertible Subordinated Notes that are not currently held by ATX Communications. We did not pay any interest that was due on the 6% Convertible Subordinated Notes on October 1, 2001 until December 2001 at which time we paid such interest to the parties that entered into public note agreements in connection with the first phase of the ATX Communications recapitalization. On March 28, 2002, the October 1, 2001 interest payment, together with interest accrued thereon, was paid on the $4.75 million in principal amount of 6% Convertible Subordinated Notes that did not receive the October 1, 2001 interest payment in December 2001. The April 1, 2002 interest payment on the 6% Convertible Subordinated Notes has not yet been paid and we are in default under those notes. On July 1, 2002, ATX Communications paid approximately $12,000 to exchange an additional $392,000 aggregate principal amount of the 6% Convertible Subordinated Notes for shares of its common stock.

In connection with the ATX Communications recapitalization, on July 2, 2002, Nasdaq transferred the Company's listing on the Nasdaq National Market to ATX Communications. Our common stock is no longer publicly traded. There is no market for our common stock at this time.

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

The following table includes aggregate information about our contractual obligations as of June 30, 2002 and the periods in which payments are due:

                                                  Payments Due by Period
Contractual                            Less than 1         1-3             4-5        After 5
Obligations                 Total         Year            Years           Years        Years
----------------------------------------------------------------------------------------------
                                                      (in thousands)
Long-Term Debt (1)         $110,037     $ 4,358                                       $105,679

Capital Lease
   Obligations             None              --              --             --              --

Operating Leases           None              --              --             --              --

Unconditional
   Purchase                None              --              --             --              --
Obligations

Other Long-Term
   Obligations             None              --              --             --              --

                           -------------------------------------------------------------------
Total Contractual
   Cash Obligations        $110,037     $ 4,358                                       $105,679
                           ===================================================================

                        CoreComm Limited and Subsidiaries

The following table includes aggregate information about our commercial commitments as of June 30, 2002. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the condensed consolidated balance sheet.

                                                         Amount of Commitment
                                                        Expiration Per Period

    Other Commercial    Total Amounts    Less than 1     1 - 3         4 - 5          Over 5
       Commitments       Committed         year          years         years          years
--------------------------------------------------------------------------------------------
                                                  (in thousands)
Guarantees (2)            $173,143        $  --        $19,500        $87,750        $65,893
Lines of Credit             None             --             --             --             --

Standby Letters of
Credit                      None             --             --             --             --


Standby Repurchase
Obligations                 None             --             --             --             --

Other Commercial
Commitments (3)             None             --             --             --             --

                          ------------------------------------------------------------------
Total Commercial
Commitments               $173,143        $  --        $19,500        $87,750        $65,893
                          ==================================================================

(1) Principal amount at July 1, 2002 of $4,358,000 million 6% Convertible Subordinated Note is current due to a default on interest payment consistent with debt agreement and $105,679,000 principal amount of Senior Unsecured Notes due September 29, 2023. Long term debt of $160,000,000 principal amount of 6% Convertible Subordinated Notes are excluded from this table as a result of the conversion into common stock on July 1, 2002.
(2) Guarantees include ATX Communications' senior secured credit facility of $156,100,000, which is unconditionally guaranteed by us and ATX Communications, and ATX Communications' 10.75% Unsecured Convertible PIK Notes due April 2011 of $17,043,000 including accrued PIK interest for which ATX Communications and us are co-obligors.
(3)  Fiberstream Inc.'s obligations to the City of New York have been excluded.



Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2002, cash provided by operating activities was $361,000, which consisted primarily of proceeds received from a note receivable on behalf of ATX Communications. We have limited operations and do not expect to generate any significant cash from operations in the future.

For the six months ended June 30, 2002, we did not have any cash flow from investing activities. Our operations did not require any capital expenditures during the six months ended June 30, 2002. No significant capital expenditures are anticipated in the future.

For the six months ended June 30, 2002, we did not have any cash flow from financing activities. We do not contemplate raising any additional financing in the foreseeable future.

For the six months ended June 30, 2001 we had a cash flow deficit of $2,690,000, excluding ATX Communications' cash flow.

                        CoreComm Limited and Subsidiaries

Results of Operations

The first phase of the ATX Communications recapitalization was completed on December 28, 2001. As a result of the completion of the first phase of the ATX Communications recapitalization, our only material asset was our ownership of approximately 13% of the outstanding capital stock of ATX Communications. On July 1, 2002 the Company and ATX Communications completed the ATX Communications recapitalization, and as a result the Company has no material assets and is a wholly owned subsidiary of ATX Communications. Our operating results for the six months ended June 30, 2001 include the operations of ATX Communications. For the six months ended June 30, 2002, we accounted for all of ATX Communications operations using the equity method. We do not have any significant operations of our own.

Three Months Ended June 30, 2002 and 2001

The following table includes the condensed consolidated statement of operations for the three months ended June 30, 2001 for ATX Communications and Subsidiaries as reported in their quarterly financial statements, CoreComm Limited with the operations of ATX Communications deconsolidated and CoreComm Limited and Subsidiaries as reported in our quarterly financial statements.

                                                                 CoreComm Limited        CoreComm
                                         ATX Communications        without ATX          Limited and
                                          and Subsidiaries        Communications       Subsidiaries
                                           ---------------------------------------------------------

Revenues                                   $  73,126,000         $     117,000         $  73,243,000

Costs and expenses
Operating                                     57,662,000                  --              57,662,000
Selling, general and administrative           23,319,000                50,000            23,369,000
Corporate                                        812,000               814,000             1,626,000
Non-cash compensation                          3,234,000                  --               3,234,000
Other charges                                 33,366,000                  --              33,366,000
Asset impairments                                   --                    --                    --
Depreciation                                  11,567,000                34,000            11,601,000
Amortization                                  23,097,000                  --              23,097,000
                                           ---------------------------------------------------------
                                            (153,057,000)             (898,000)         (153,955,000)
                                           ---------------------------------------------------------
Operating loss                               (79,931,000)             (781,000)          (80,712,000)

Other income (expense)
Interest income and other, net                   656,000                24,000               680,000
Interest expense                              (7,383,000)           (4,848,000)          (12,231,000)
                                           ---------------------------------------------------------
Loss before income tax benefit               (86,658,000)           (5,605,000)          (92,263,000)
Income tax benefit                                33,000               134,000               167,000
                                           ---------------------------------------------------------
Net loss                                   $ (86,625,000)        $  (5,471,000)        $ (92,096,000)
                                           =========================================================

As the table above indicates, the changes between our results for the three months ended June 30, 2002 and 2001 primarily relate to the deconsolidation of ATX Communications operations on December 28, 2001. All other significant changes between our operating results for the three months ended June 30, 2002 and our operating results (excluding ATX Communications operations) for the three months ended June 30, 2001 are discussed herein.

                        CoreComm Limited and Subsidiaries

One of our subsidiaries provides information technology consulting and billing services to an unaffiliated wireless company. Revenues increased to $143,000 from $117,000 as a result of an increase in these services during the three months ended June 30, 2002.

Selling, general and administrative expenses increased to $153,000 from $50,000 primarily as a result of an increase in providing information technology consulting and billing services during the three months ended June 30, 2002. In the three months ended June 30, 2002, selling, general and administrative expenses included $7,000 from our wholly-owned subsidiary, Fiberstream, Inc.

Corporate expenses included the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. In 2002, ATX Communications incurs all corporate expenses other than those directly related to us. We did not incur any corporate expenses during the three months ended June 30, 2002. During the three months ended June 30, 2001, a significant portion of our corporate expenses of $814,000 was due to our financing related activities.

Interest income and other, net, decreased to $12,000 from $24,000 primarily as a result of declining cash balances.

Interest expense of $5,671,000 and $4,848,000 for the three months ended June 30, 2002 and 2001, respectively, was related to interest accrued on our 6% Convertible Subordinated Notes and our Senior Unsecured Notes Due 2003.

The income tax benefit of $134,000 in 2001 was for state and local income tax refunds.

                        CoreComm Limited and Subsidiaries

Six Months Ended June 30, 2002 and 2001

The following table includes the condensed consolidated statement of operations for the six months ended June 30, 2001 for ATX Communications and Subsidiaries as reported in their quarterly financial statements, CoreComm Limited with the operations of ATX Communications deconsolidated and CoreComm Limited and Subsidiaries as reported in our quarterly financial statements.

                                                                CoreComm Limited         CoreComm
                                         ATX Communications        without ATX         Limited and
                                          and Subsidiaries       Communications        Subsidiaries
                                           ---------------------------------------------------------

Revenues                                   $ 145,937,000         $     243,000         $ 146,180,000

Costs and expenses
Operating                                    121,182,000                  --             121,182,000
Selling, general and administrative           54,114,000               854,000            54,968,000
Corporate                                      2,910,000             2,610,000             5,520,000
Non-cash compensation                          6,468,000                  --               6,468,000
Other charges                                 33,485,000                  --              33,485,000
Asset impairments                            167,599,000                  --             167,599,000
Depreciation                                  23,579,000                67,000            23,646,000
Amortization                                  54,606,000                 2,000            54,608,000
                                           ---------------------------------------------------------
                                            (463,943,000)            3,533,000           467,476,000
                                           ---------------------------------------------------------
Operating loss                              (318,006,000)           (3,290,000)         (321,296,000)

Other income (expense)
Interest income and other, net                 1,320,000               136,000             1,456,000
Interest expense                             (11,524,000)          (10,545,000)          (22,069,000)
                                           ---------------------------------------------------------
Loss before income tax benefit              (328,210,000)          (13,699,000)         (341,909,000)
Income tax benefit                                33,000               119,000               152,000
                                           ---------------------------------------------------------
Net loss                                   $(328,177,000)        $ (13,580,000)        $(341,757,000)
                                           =========================================================

As the table above indicates, the changes between our results for the six months ended June 30, 2002 and 2001 primarily relate to the deconsolidation of ATX Communications operations on December 28, 2001. All other significant changes between our operating results for the six months ended June 30, 2002 and our operating results (excluding ATX Communications operations) for the six months ended June 30, 2001 are discussed herein.

One of our subsidiaries provides information technology consulting and billing services to an unaffiliated wireless company. Revenues increased to $251,000 from $243,000 as a result of an increase in these services during the six months ended June 30, 2002.

Selling, general and administrative expenses decreased to $221,000 from $854,000 primarily due to the elimination of costs incurred related to our financing activities in 2001, the elimination of costs associated with the reduction of Fiberstream's operations as a result of the modifications to our business plan in April 2001.

                        CoreComm Limited and Subsidiaries

Corporate expenses included the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. In 2002, ATX Communications incurs all corporate expenses other than those directly related to us. We did not incur any corporate expenses in the six months ended June 30, 2002. In the six months ended June 30, 2001, a significant portion of our corporate expense of $2,610,000 was due to our financing related activities.

Interest income and other, net, decreased to $19,000 from $136,000 as a result of declining cash balances.

Interest expense of $11,322,000 and $10,545,000 for the six months ended June 30, 2002 and 2001, respectively, was related to interest accrued on our 6% Convertible Subordinated Notes and our Senior Unsecured Notes Due 2003.

The income tax benefit of $119,000 in 2001 was for state and local income tax refunds.

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

                        CoreComm Limited and Subsidiaries

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein, specifically excluding references to the exchange offers, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. All references in this Safe Harbor legend to the Company shall be deemed to include CoreComm Limited and its subsidiaries and affiliates. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: the Company's ability to continue as a going concern; the Company's ability to obtain trade credit shipments and terms with vendors and service providers for current orders; the Company's ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company's liquidity or results of operations; adverse developments in commercial disputes or legal proceedings; the Company's ability to fund and execute its business plan; the Company's ability to attract, retain and compensate key executives and employees; the Company's ability to attract and retain customers; general economic and business conditions; industry trends; technological developments; the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of restructuring and integration actions; the impact of new business opportunities requiring significant up-front investment; interest rate fluctuations; and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

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

                                             Interest Rate Sensitivity
                                                As of June 30, 2002
                                       Principal Amount by Expected Maturity
                                               Average Interest Rate

                         For the
                           Six
                          Months
                          Ending                   For the Years Ending December 31,                               Fair Value
                        December 31,   ------------------------------------------------------------               -----------
                            2002         2003         2004         2005         2006     Thereafter     Total       6/30/02
                        -----------------------------------------------------------------------------------------------------

Long-term debt,
  including current
  Portion

Fixed rate (1)           $ 4,358                   $      -       $     -                 $  105,679    $ 4,358      $ 11,179
Average interest rate      6.00%

     (1)Long term debt of $160,000,000 principal amount of 6% Convertible Subordinated Notes was excluded from this table as a result of the conversion into common stock on July, 1, 2002.


     Principal amount at July 1, 2002 of $4,358,000 million 6% Convertible Subordinated Note is current due to a default on interest payment consistent with debt agreement and $105,679,000 principal amount of Senior Unsecured Notes due September 29, 2023.

                        CoreComm Limited and Subsidiaries

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, certain of these matters, if resolved unfavorably to us, could have a material adverse effect on the Company's business, financial condition and/or results of operations:



   o ATX Communications has received correspondence dated July 23, 2002, from Verizon's operating subsidiary in Pennsylvania asserting that Verizon is owed a total of approximately $12.6 million for products and services allegedly purchased in that state and threatening to implement account embargo and service suspension procedures if payment of the alleged amount is not received by August 23, 2002. The July 23 letter also asserts that Verizon has the right to request a security deposit under applicable contracts and tariffs and demands payment of such a deposit in the amount of $5,650,000 by July 30, 2002. ATX Communications has also received correspondence dated July 23, 2002 from Verizon's operating subsidiary in New Jersey asserting the right to demand a security deposit for products and services purchased in that state and demanding payment of a deposit of $2,700,000 by July 30, 2002. On August 1, 2002, ATX Communications sent Verizon formal written notice of its intent to pursue the collection of approximately $5 million in credits associated with disputed charges that ATX Communications has withheld from payment as improperly billed. On or about August 1, 2002, while ATX Communications was investigating the claims set forth in Verizon's letters of July 23, ATX Communications received correspondence from Verizon's operating subsidiaries in New Jersey and Pennsylvania asserting that ATX Communications had failed to pay undisputed amounts on a timely basis and the security deposits as requested, and stating that Verizon intends to terminate its agreements with ATX Communications and discontinue the provision of services and products in those states after August 31, 2002. ATX Communications is reviewing Verizon's claims concerning the amounts allegedly owed in Pennsylvania and intends to pay all undisputed charges on or before the August 23 embargo deadline. ATX Communications is also reviewing Verizon's demands for a security deposit and termination threats, but upon preliminary investigation ATX Communications believes that Verizon does not have the right to make the deposit demands and termination threats set forth in its letters. ATX Communications intends to pursue all remedies available to it and defend itself vigorously. However, it is not presently possible to predict how these matters will be resolved.

      On August 13, 2002, Verizon and other subsidiaries filed a complaint in the United States District Court for the District of Delaware against ATX Communications and other subsidiaries seeking payment of approximately $37 million allegedly owed to Verizon under various contracts between Verizon and ATX Communications and its subsidiaries and under state and federal law. While ATX Communications has not yet fully assessed Verizon's complaint, ATX Communications believes that it has meritorious defenses to the complaint, and further, that the amounts owed are substantially less than the amount claimed by Verizon. For example, we believe the figure specified in the complaint includes significant amounts of disputes for which Verizon owes credits to ATX Communications, as well as payments that were made by ATX Communications in the ordinary course of business. ATX Communications intends to pursue all remedies available to it and defend itself vigorously. However, ATX Communications cannot be certain how or when the matter will be resolved or the outcome of the litigation.

                        CoreComm Limited and Subsidiaries

      On March 7, 2002, CoreComm Massachusetts, Inc., an indirect wholly-owned subsidiary of the Company initiated litigation against Verizon New England d/b/a Verizon Massachusetts in the Suffolk Superior Court, Massachusetts, alleging breach of contract and seeking a temporary restraining order to prevent Verizon Massachusetts from suspending CoreComm Massachusetts' ability to order new products and services for failure to pay various amounts allegedly owed under the parties' interconnection agreement and Verizon's tariffs in that state. On March 13, 2002, the court denied CoreComm's request for a temporary restraining order and Verizon proceeded to implement the threatened service embargo. On April 1, 2002, Verizon filed its answer to CoreComm's complaint and filed counterclaims seeking payment of approximately $1.2 million allegedly owed by CoreComm Massachusetts under the agreement and tariffs. On April 10, 2002, CoreComm Massachusetts filed an answer denying Verizon's claims. On or about May 20, 2002, Verizon served CoreComm Massachusetts with motion for summary judgment in an effort to secure payment without further litigation. On or about June 10, 2002, CoreComm Massachusetts submitted its opposition to Verizon's motion for summary judgment asserting various defenses including that the amount being sought by Verizon includes hundreds of thousands of dollars of charges that are not attributable to ATX Communications. The parties are currently waiting for the court to rule on the pending summary judgment motion. CoreComm Massachusetts believes that it will prevail on its opposition to Verizon's motion for summary judgment, and the company intends to pursue all available claims and defenses. However, it is not presently possible to predict how these matters will be resolved. ATX
      Communications does not believe that the service embargo affecting its subsidiary in Massachusetts will have a material adverse affect on the it's business, financial condition and/or results of operations.

   o CoreComm Newco, Inc., an indirect, wholly-owned subsidiary of the Company's parent corporation, ATX Communications (formerly known as CoreComm Holdco, Inc.), is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm Newco sought and received an order from an official of the Public Utilities Commission of Ohio barring Ameritech from refusing to process new CoreComm orders. Ameritech has appealed that order to the PUCO and the appeal is still pending.

      On July 5, 2001, Ameritech filed a claim with the PUCO seeking payment from CoreComm Newco of approximately $8,600,000 allegedly owed under the contract. On August 8, 2001, Ameritech filed a second claim against the Company in Ohio state court, seeking an additional approximately $4,300,000 in allegedly improperly withheld amounts. On August 28, 2001, CoreComm Newco exercised its right to remove the state court claim to the United States District Court for the Northern District of Ohio, and the parties then stipulated to a consolidation of both of Ameritech's claims in the United States District Court. To consolidate the two claims, on October 9, 2001, Ameritech filed an amended complaint in the United States District Court, seeking a total of approximately $14,400,000.

      On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss several of CoreComm Newco's counterclaims. On April 17, 2002, CoreComm Newco filed its opposition to Ameritech's requests for dismissal and

                        CoreComm Limited and Subsidiaries

      these items are now pending before the court for disposition. On July 25, 2002, the district court issued a decision denying Ameritech's motion to dismiss and upholding CoreComm Newco's right to proceed with its antitrust and misrepresentation claims against all counter-defendants.

      ATX Communications believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14,400,000 claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $5.2 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, ATX Communications cannot be certain how or when the matter will be resolved. ATX Communications also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. However, it is impossible at this time to predict the outcome of the litigation.

   o On December 3, 2001, General Electric Capital Corp. filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company and MegsINet, Inc., an indirect subsidiary of ATX Communications, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint naming ATX Communications as an additional defendant. On June 5, 2002, defendants filed a motion to dismiss and/or stay plaintiff's complaint, plaintiffs filed a reply and the court has established a schedule for additional briefing on the matter to be followed by oral argument in late September 2002. Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, ATX Communications and the Company seeking a court order allowing it to take repossession of its alleged equipment. After a hearing on the matter following defendants' opposition, GECC withdrew its complaint and filed a new action on May 3, 2002, in an effort to supply the court with additional information regarding its alleged rights to the equipment. Defendant's response to dismiss the May 3, 2003 complaint was filed on May 29, 2002 asking the court to dismiss plaintiff's complaint and that matter remains pending. Concurrently, the parties have been directed to submit proposed findings of fact and conclusions of law on the claims against MegsINet by August 23, 2002 with a decision to be rendered by the court by September 4, 2002. Defendants intend to defend themselves vigorously against both complaints and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation.

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

                        CoreComm Limited and Subsidiaries

      defend themselves in coordination with one of their insurance carriers. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims.

   o On March 1, 2002, Easton Telecom Services, LLC., referred to as Easton LLC, initiated litigation in the Northern District of Ohio against CoreComm Internet Group, Inc., an indirect subsidiary of ATX Communications, asserting that Easton LLC is the assignee of several rights of Easton Telecom Services, Inc., referred to as Easton, Inc., under an asset purchase agreement approved as part of the bankruptcy disposition of Teligent, Inc., and demanding payment of approximately $4.9 million, primarily in respect of alleged early termination penalties, for telecommunications services purportedly provided under alleged contracts between Easton and MegsINet, Inc.. Subsequently, on April 18, 2002, Easton filed an amended complaint in the above-referenced matter naming Voyager Information Networks, Inc., an indirect subsidiary of ATX Communications, as an additional defendant and increasing the amount in dispute to approximately $5.1 million. On May 7, 2002, defendants' filed their answer denying Easton LLC's allegations and asserting multiple defenses, including defenses challenging the validity of the alleged contracts and plaintiffs claims as to alleged damages. On July 8, 2002, plaintiff filed a motion for partial summary judgment on defendants' claim that approximately $4 million of the amount at issue constitutes an unenforceable penalty that must be dismissed by the court as a matter of law, and defendants filed an opposition to that motion on July 29, 2002. Defendants intend to file a cross-motion for summary judgment declaring that the $4 million penalty is void as a matter of law, and will defend themselves vigorously and pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of this litigation.

   o On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part a petition for review of a decision by a lower administrative authority relating to the ATX Communications' alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, ATX Communications has been assessed sales and use tax for the period at issue in the amount of $631,429. On July 8, 2002, ATX Communications filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. ATX Communications believes that it has meritorious defenses and that the assessment should be reduced; however, it is not possible to predict how this matter will be resolved.

   o Fiberstream, Inc., a direct subsidiary of the Company, has been in communications with Metromedia Fiber Networks, Inc., referred to as MFN, regarding a dispute between the parties under a General Agreement dated September 29, 2000 and a related Product Order of the same date. The dispute centers around the accuracy of certain statements that were made by MFN concerning the nature of its network at the time of contracting, the timeliness of the installation of the circuits by MFN under the agreement, and Fiberstream's obligation, if any, to make payments in respect of those circuits. MFN has indicated that unless payment is made for the circuits, it may initiate arbitration under the agreement and seek early termination penalties in excess of approximately $1.1 million. Fiberstream has rejected MFN's demands and has advised that it will defend itself vigorously and pursue all available counterclaims, including claims for fraudulent inducement relating to the execution of the contract and damages arising from MFN's alleged failure to perform under the contract. The parties have discussed the prospect of settling their respective claims without resort to litigation and but no resolution of the matter has yet been achieved.

                        CoreComm Limited and Subsidiaries

   o On May 23, 2002, Robert and Donald Novelle filed an action in the Circuit Court of Cook County, Illinios against the Company and MegsINet, Inc. seeking approximately $473,442 in connection with an alleged breach of a commercial real estate lease between defendants and MegsiNet, Inc. Defendants are currently investigating the matter and intend to defend themselves vigorously and pursue all available remedies and counterclaims.

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

   o On July 19, 2002, Steelcase Financial Services, Inc filed an action against the Company and Voyager Information Networks, Inc. alleging that Steelcase is owed approximately $363,646 relating to the lease of office equipment under an alleged lease between Voyager and Steelcase and seeking to take repossession of the equipment. Defendants are investigating the matter and intend to defend themselves vigorously and pursue all available remedies and counterclaims. The parties have discussed the prospect of settling the matter voluntarily without resort to additional litigation and those conversations are ongoing.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Since March 31, 2001, the Company has failed to declare dividends on any series of preferred stock. Thus, no quarterly dividends have been paid on the 8.5% Senior Convertible Preferred Stock, Series A (the "Series A Preferred"), or the Company's Series B Senior Convertible Exchangeable Preferred Stock (the "Series B Preferred") since December 31, 2000. The total arrearage on the unpaid dividends on the Series A Preferred is equal to $5.7 million which would have been payable either in the form of additional shares of preferred or common stock, at the Company's option; the total arrearage on the unpaid dividends on the Series B Preferred is equal to $18.2 million, which would have been payable either in the form of common stock or cash, at the Company's option. The unpaid dividends on each class of preferred stock continue to accrue until paid. As of June 30, 2002, securities are currently held by ATX Communications.

On July 1, 2002, $392,000 principal amount of the 6% Convertible Subordinated Notes were exchanged for 3,569 shares of ATX Communications common stock and a cash payment of approximately $12,000 representing the past-due interest payment that was due on the notes on April 1, 2002. The April 1, 2002 interest payment on the outstanding 6% Convertible Subordinated Notes has not been paid and CoreComm Limited is in default under the these notes.

ITEM 5.        OTHER INFORMATION

   (a) In connection with the ATX Communications recapitalization, on July 2, 2002, Nasdaq transferred the Company's listing on the Nasdaq National Market to ATX Communications. The Company's common stock is no longer publicly traded. There is no market for the Company's common stock at this time.

                        CoreComm Limited and Subsidiaries

   (b) On July 31, 2002, ATX Communications entered into definitive employment agreements with Thomas J. Gravina, President and Chief Executive Officer and Michael A. Peterson, Executive Vice-President, Chief Financial Officer and Chief Operating Officer reflecting the terms previously disclosed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.
            10.1 Employment Agreement between ATX Communications, Inc. and Thomas J. Gravina effective as of January 1, 2002.
            10.2 Employment Agreement between ATX Communications, Inc. and Michael A. Peterson effective as of January 1, 2002.
            99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


      (b)   Reports on Form 8-K.

            During the quarter ended June 30, 2002, the Company filed the following reports on Form 8-K:

            (i) Report dated April 1, 2002, reporting under Item 5, Other Events, that CoreComm Limited issued a press release announcing its earnings for the quarter and year ended December 31, 2001.
            (ii) Report dated April 15, 2002, reporting under Item 9, Regulation FD Disclosure, that CoreComm issued a press release announcing that it has extended its relationship with Public Financial Management ("PFM") for the third consecutive term as the company's telecommunications provider of choice.
            (iii) Report  dated  April  17,  2002,   reporting   under  Item  9,
                  Regulation FD Disclosure, that CoreComm issued a press release announcing that ATX Communications had filed an amendment to its Form S-4 Registration Statement, which includes an amended exchange offer prospectus, with the SEC.

                        CoreComm Limited and Subsidiaries

            (iv) Report dated April 18, 2002, reporting under Item 9, Regulation FD Disclosure, that CoreComm issued a press release announcing that it has recently established relationships with several notable businesses throughout the Mid-Atlantic and Midwest regions.
            (v) Report dated May 1, 2002, reporting under Item 9, Regulation FD Disclosure, that CoreComm issued a press release announcing that CoreComm has signed a five-year agreement to provide dedicated Internet access to Vault9, a Managed Service Provider in the Greater Toledo, Ohio market.
            (vi) Report dated May 10, 2002, reporting under Item 9, Regulation FD Disclosure, that CoreComm issued a press release announcing the extension of the expiration date of the registered public exchange offers by ATX Communications until 12:00 Midnight New York City time, on May 21, 2002, unless ATX Communications terminates the exchange offer or extends the expiration date.
            (vii) Report dated May 15, 2002,  reporting under Item 9, Regulation
                  FD Disclosure, that CoreComm issued a press release announcing their operating results for the quarter ended March 31, 2002.
            (viii)Report dated May 21, 2002,  reporting under Item 9, Regulation
                  FD Disclosure, that CoreComm issued a press release announcing the extension of the expiration date of the registered public exchange offers by ATX Communications until 5:00 P.M. New York City time, on May 28, 2002, unless ATX Communications terminates the exchange offer or extends the expiration date.
            (ix) Report dated May 22, 2002, reporting under Item 9, Regulation FD Disclosure, that CoreComm issued a press release announcing that it had received notice of a Nasdaq Staff Determination on May 16, 2002, indicating that the common stock of the Company is subject to delisting from the Nasdaq National Market because the Company did not comply with the minimum market value of publicly held shares requirements for continued listing. The Company is filing a request for a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination. Under Nasdaq rules pending a decision by the Panel, the common stock of the Company will continue to trade on the Nasdaq National Market.
            (x) Report dated May 28, 2002, reporting under Item 9, Regulation FD Disclosure, that CoreComm issued a press release announcing the extension of the expiration date of the registered public exchange offers by ATX Communications until 5:00 P.M. New York City time, on June 3, 2002, unless ATX Communications terminates the exchange offer or extends the expiration date.
            (xi) Report dated June 3, 2002, reporting under Item 9, Regulation FD Disclosure, that CoreComm issued a press release announcing the extension of the expiration date of the registered public exchange offers by ATX Communications until midnight, New York City time, on June 12, 2002, unless ATX Communications terminates the exchange offer or extends the expiration date.

                        CoreComm Limited and Subsidiaries

            (xii) Report dated June 12, 2002, reporting under Item 9, Regulation
                  FD Disclosure, that CoreComm issued a press release announcing the extension of the expiration date of the registered public exchange offers by ATX Communications until 5 pm, New York City time, on June 21, 2002, unless ATX Communications terminates the exchange offer or extends the expiration date.
            (xiii)Report   dated  June  24,  2002,   reporting   under  Item  9,
                  Regulation FD Disclosure, that CoreComm issued a press release announcing the extension of the expiration date of the registered public exchange offers by ATX Communications until 5 pm, New York City time on June 26, 2002, unless ATX Communications terminates the exchange offer or extends the expiration date
            (xiv) Report dated June 26, 2002, reporting under Item 9, Regulation
                  FD Disclosure, that CoreComm issued a press release announcing the extension of the expiration date of the registered public exchange offers by ATX Communications until Noon, New York City time, on July 1, 2002, unless ATX Communications terminates the exchange offer or extends the expiration date.

No financial statements were filed with these reports.

                        CoreComm Limited and Subsidiaries

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CORECOMM LIMITED



Date:   August 14, 2002                    By: /s/ Michael A. Peterson
                                               -------------------------
                                               Michael A. Peterson
                                               Executive Vice President,
                                               Chief Operating Officer and
                                               Chief Financial Officer



Date:   August 14, 2002                    By: /s/ Gregg N. Gorelick
                                               --------------------------
                                               Gregg N. Gorelick
                                               Senior Vice President-Controller
                                               and Treasurer
                                               (Principal Accounting Officer)