Form 10-Q
period 2002-09-30
CCL HISTORICAL INC
filed 2002-11-14
CIK 1121884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                            000-31359
                    ------------------------------------------------------------


                              CCL HISTORICAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      23-3032245
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


50 Monument Road, Bala Cynwyd, Pennsylvania                19004
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (610) 668-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


        CoreComm Limited, 110 East 59th Street, New York, New York 10022
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares outstanding of the issuer's common stock as of September 30, 2002 was 141,655,388.

                CCL Historical, Inc. (formerly CoreComm Limited)

                                           Index

PART I.  FINANCIAL INFORMATION                                                                         Page
------------------------------                                                                         ----

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
            September 30, 2002 (Unaudited) and December 31, 2001 ........................................2
         Condensed Consolidated Statements of Operations -
            Three and Nine months ended September 30, 2002 and 2001 (Unaudited) .........................3
         Condensed Consolidated Statement of Shareholders' Deficiency -
            Nine months ended September 30, 2002 (Unaudited) ............................................4
         Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 2002 and 2001 (Unaudited) ...................................5
         Notes to Unaudited Condensed Consolidated Financial Statements .................................6

Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition ........................................................20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ....................................29

Item 4.  Controls and Procedures........................................................................30

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings..............................................................................31

Item 3.  Defaults upon Senior Securities................................................................33

Item 5.  Other Information..............................................................................34

Item 6.  Exhibits and Reports on Form 8-K ..............................................................34

SIGNATURES .............................................................................................35
----------

CERTIFICATIONS..........................................................................................36
--------------

                CCL Historical, Inc. (formerly CoreComm Limited)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                          Condensed Consolidated Balance Sheets
                                                                                  September 30,           December 31,
                                                                                      2002                     2001
                                                                                ---------------------------------------
                                                                                  (Unaudited)              (See Note)

Assets
Current assets:
  Cash and cash equivalents                                                     $       467,000         $       109,000
  Other                                                                                  20,000                  45,000
                                                                                ---------------------------------------
Total current assets                                                                    487,000                 154,000

Fixed assets, net                                                                        46,000                 146,000
Investment in ATX Communications                                                         61,000               3,863,000
Other, net of accumulated amortization of $80,000 (2002)
  and $2,251,000 (2001)                                                               2,245,000               8,260,000
                                                                                ---------------------------------------
                                                                                $     2,839,000         $    12,423,000
                                                                                =======================================

Liabilities and shareholders' deficiency
Current liabilities:
  Accounts payable                                                              $       918,000         $       959,000
  Accrued expenses                                                                      462,000                 419,000
  Due to NTL Incorporated                                                               209,000                 209,000
  Due to ATX Communications                                                           3,074,000              24,112,000
  Current portion of long-term debt                                                   4,358,000                       -
                                                                                ---------------------------------------
Total current liabilities                                                             9,021,000              25,699,000

Long-term debt, including $100,557,000 (2002) and $256,874,000
  (2001) due to ATX Communications                                                  100,557,000             261,624,000

Commitments and contingent liabilities

Shareholders' deficiency:
  Series preferred stock -- $.01 par value, authorized 5,000,000 shares:
  Series A, issued and outstanding none (2002) and 51,000
     (2001) shares                                                                           --                      --
  Series B, issued and outstanding none (2002) and 250,000 (2001)
     shares                                                                                  --                   3,000
  Series C, none issued or outstanding                                                       --                      --
     Common stock-- $.01 par value, authorized 600,000,000
         shares; issued and outstanding 141,655,000 shares                            1,417,000               1,417,000
  Additional paid-in capital                                                        978,531,000             787,434,000
  Deficit                                                                        (1,076,113,000)         (1,053,180,000)
                                                                                ---------------------------------------
                                                                                    (96,165,000)           (264,326,000)
  Treasury stock at cost, 1,329,000 shares                                          (10,574,000)            (10,574,000)
                                                                                ---------------------------------------
                                                                                   (106,739,000)           (274,900,000)
                                                                                ---------------------------------------
                                                                                $     2,839,000         $    12,423,000
                                                                                =======================================

Note: The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date.

See accompanying notes.

                                                           2

                                      CCL Historical, Inc. (formerly CoreComm Limited)

                                      Condensed Consolidated Statements of Operations
                                                        (Unaudited)

                                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                                         2002               2001               2002               2001
                                                    ----------------------------------------------------------------------

Revenues                                            $     139,000      $  74,307,000      $     390,000      $ 220,487,000

Costs and expenses
Operating                                                       -         54,760,000                  -        175,942,000
Selling, general and administrative                        70,000         20,879,000            291,000         75,847,000
Corporate                                                       -          1,194,000                  -          6,714,000
Non-cash expenses                                               -          3,234,000                  -          9,702,000
Other charges                                                   -          3,910,000                  -         37,395,000
Asset impairments                                               -                  -                  -        167,599,000
Depreciation                                               33,000         11,006,000            100,000         34,652,000
Amortization                                                    -         20,784,000                  -         75,392,000
                                                    ----------------------------------------------------------------------
                                                          103,000        115,767,000            391,000        583,243,000
                                                    ----------------------------------------------------------------------
Operating income (loss)                                    36,000        (41,460,000)            (1,000)      (362,756,000)

Other income (expense)
Interest income and other, net                              5,000            570,000             24,000          2,026,000
Equity in net loss of ATX
  Communications, Inc.                                          -                  -         (3,142,000)                 -
Debt conversion charge                                 (8,300,000)                 -         (8,300,000)                 -
Interest expense                                       (3,050,000)       (13,353,000)       (14,372,000)       (35,422,000)
                                                    ----------------------------------------------------------------------
Loss before income taxes and extraordinary item       (11,309,000)       (54,243,000)       (25,791,000)      (396,152,000)
Income tax benefit                                         92,000             82,000             92,000            234,000
                                                    ----------------------------------------------------------------------
Loss before extraordinary item                        (11,217,000)     $ (54,161,000)       (25,699,000)      (395,918,000)
Gain from early extinguishment of debt                  2,766,000          2,216,000          2,766,000          2,216,000
                                                    ----------------------------------------------------------------------
Net loss                                            $  (8,451,000)     $ (51,945,000)     $ (22,933,000)     $(393,702,000)
                                                    ======================================================================


See accompanying notes.

                                                             3

                                          CCL Historical, Inc. (formerly CoreComm Limited)

                                    Condensed Consolidated Statement of Shareholders' Deficiency
                                                             (Unaudited)

                                             Series A                   Series B
                                          Preferred Stock            Preferred Stock                  Common Stock
                                       ----------------------------------------------------------------------------------
                                           Shares     Par           Shares       Par             Shares           Par
                                       ------------------------------------------------------------------------------------
Balance, December 31, 2001                 51,000    $  -           250,000    $  3,000        141,655,000    $  1,417,000
Accreted dividends on
   preferred stock                              -       -                 -           -                  -               -
Conversion of 6% convertible
   subordinated notes                           -       -                 -           -        213,333,000       2,133,000
Conversion of interest payable
   on senior unsecured notes                    -       -                 -           -         41,254,000         413,000
Conversion of preferred stock             (51,000)      -          (250,000)     (3,000)        90,890,000         909,000
Non-cash compensation expense                   -                                     -                  -               -
Write off of preferred stock
   dividends payable                            -       -                 -           -                  -               -
Cancellation of common stock
   issued through conversion
   of securities                                -       -                 -           -       (345,477,000)     (3,455,000)
Net loss  for the  nine  months
   ended September 30, 2002                     -       -                 -           -                  -               -
                                       ------------------------------------------------------------------------------------
Balance, September 30, 2002                     -    $  -                 -     $     -        141,655,000    $  1,417,000
                                       ====================================================================================


                                             Additional                                   Treasury Stock
                                              Paid-In                            --------------------------------
                                              Capital           Deficit              Shares           Amount
                                       --------------------------------------------------------------------------
Balance, December 31, 2001              $   787,434,000    $(1,053,180,000)        (1,329,000)   $   (10,574,000)
Accreted dividends on
   preferred stock                           (9,050,000)                 -                  -                  -
Conversion of 6% convertible
   subordinated notes                       157,867,000                  -                  -                  -
Conversion of interest payable
   on senior unsecured notes                  3,044,000                  -                  -                  -
Conversion of preferred stock                  (906,000)                 -                  -                  -
Non-cash compensation expense                 8,300,000                  -                  -                  -
Write off of preferred stock
   dividends payable                         28,387,000                  -                  -                  -
Cancellation of common stock
   issued through conversion
   of securities                              3,455,000                  -                  -                  -
Net loss  for the  nine  months
   ended September 30, 2002                           -        (22,933,000)                 -                  -
                                       --------------------------------------------------------------------------
Balance, September 30, 2002             $   978,531,000    $(1,076,113,000)        (1,329,000)   $   (10,574,000)
                                       ==========================================================================

                CCL Historical, Inc. (formerly CoreComm Limited)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     Nine Months Ended September 30,
                                                                        2002                2001
                                                                   --------------------------------

Net cash provided by (used in) operating activities                $    358,000        $(58,212,000)

Investing activities
Purchase of fixed assets                                                      -          (4,384,000)
Proceeds from sales of marketable securities                                  -           4,775,000
                                                                   --------------------------------
Net cash provided by investing activities                                     -             391,000

Financing activities
Proceeds from borrowing, net of financing costs                               -          88,679,000
Proceeds from exercise of stock options and warrants                          -               4,000
Principal payments                                                            -          (3,991,000)
Principal payments of capital lease obligations                               -          (5,720,000)
                                                                   --------------------------------
Net cash provided by financing activities                                     -          78,972,000
                                                                   --------------------------------
Increase in cash and cash equivalents                                   358,000          21,151,000
Cash and cash equivalents at beginning of period                        109,000          25,802,000
                                                                   --------------------------------
Cash and cash equivalents at end of period                         $    467,000        $ 46,953,000
                                                                   ================================

Supplemental disclosure of cash flow information
 Cash paid for interest                                            $          -        $ 15,465,000

Supplemental schedule of non-cash investing activities
 Liabilities incurred to acquire fixed assets                      $          -        $  6,450,000

Supplemental schedule of non-cash financing activities
 Common stock issued for dividend on preferred stock               $          -        $  1,875,000
 Common stock issued for interest on senior unsecured notes                   -           3,559,000
 Conversion of convertible notes                                    160,000,000          10,250,000
 Conversion of preferred stock                                            3,000                   -
 Conversion of interest payable on senior unsecured notes             3,457,000                   -
 Warrants issued in connection with financing                                 -           5,451,000

See accompanying notes.

                                                 5

                CCL Historical, Inc. (formerly CoreComm Limited)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in CCL Historical Inc.'s (formerly CoreComm Limited), referred to as the Company or CCL, annual report on Form 10-K/A for the year ended December 31, 2001.

Certain amounts have been reclassified to conform to the 2002 presentation.

On July 1, 2002, the Company and ATX  Communications,  Inc.  (formerly  CoreComm
Holdco, Inc.), referred to as ATX Communications, completed the ATX Communications recapitalization, and as a result the Company has no material assets and is a wholly owned subsidiary of ATX Communications.

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

                CCL Historical, Inc. (formerly CoreComm Limited)

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

Those shareholders and noteholders of the Company, who exchanged their shares and notes, respectively, received shares of common stock of ATX Communications and no longer hold securities of the Company.

                CCL Historical, Inc. (formerly CoreComm Limited)

                                   (Unaudited)

Note 2.  ATX Communications Recapitalization (continued)

Following the completion of the first phase of the ATX Communications recapitalization on December 28, 2001 (but prior to the completion of the second phase on July 1, 2002), approximately 87% of ATX Communications' outstanding shares, or 26,056,806 shares, were owned by the former holders of indebtedness and preferred stock of the Company and ATX Communications and approximately 13% of ATX Communications outstanding shares, or 3,943,248 shares, were held by the Company.

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

The Company has surrendered to ATX Communications all of the shares of ATX Communications common stock the Company held at the completion of the exchange offers, excluding 332,624 shares, of which 39,678 shares are reserved for holders of the 6% Convertible Subordinated Notes who did not participate in the exchange offer and 292,946 shares are reserved for holders of the Company's warrants. In exchange for the Company surrendering such shares of the ATX Communications common stock, the Company and ATX Communications have agreed to waivers and amendments to delay the Company from having to make payments with respect to these securities through April 2003. Also, as part of the exchange agreement between ATX Communications and the Company, the due date of the
Company's Senior Unsecured Notes was extended until September 29, 2023. In connection with the second phase of the ATX Communications recapitalization, on July 1, 2002 ATX Communications converted all of the 6% Convertible Subordinated Notes due 2006 of the Company that it owned, all of the shares of Series A and B preferred stock of the Company that it owned and $3,457,000 of accrued interest due from the Company into 345,477,000 shares of the Company's common stock. The conversion price of the 6% Convertible Subordinated Notes held by ATX Communications was reduced from $27.39 to $0.75 per share of CCL common stock. As a result, the Company recorded a non-cash charge of $8,300,000. All of the shares of the Company were tendered in the exchange offer, and subsequently, all of the shares received by the ATX Communications in the exchange offer were cancelled. ATX Communications continues to hold approximately $105.7 million principal amount of the Company's Senior Unsecured Notes.

                CCL Historical, Inc. (formerly CoreComm Limited)

                                   (Unaudited)

Note 2.  ATX Communications Recapitalization (continued)

The Company may lack the resources to meet the obligations of the remaining $4.36 million principal amount of 6% Convertible Subordinated Notes that are not held by ATX Communications. The Company also remains a party liable under ATX Communications'$156.1 million senior secured credit facility, has no right to withdraw any additional money under that facility, and does not expect to be able to raise additional financing in the foreseeable future.

In connection with the ATX Communications recapitalization, on July 2, 2002, Nasdaq transferred the Company's listing on the Nasdaq National Market to ATX Communications. The Company's common stock is no longer publicly traded. There is no market for the Company's common stock at this time.

Note 3.  Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board, referred to as FASB, issued Statement of Financial Accounting Standards, referred to as SFAS, No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for the Company on January 1, 2003. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund
Requirements.   This  Statement   also  amends  other   existing   authoritative
pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this standard will require the Company to reclassify its gain from extinguishment of debt from extraordinary to continuing operations.

The following table shows the Company's loss before income taxes upon adoption of SFAS No. 145:

                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                         September 30,
                                                 2002               2001              2002                2001
                                            -------------      -------------      -------------      -------------

Loss before income taxes - as reported      $ (11,309,000)     $ (54,243,000)     $ (25,791,000)     $(396,152,000)
Gain from early extinguishments of debt         2,766,000          2,216,000          2,766,000          2,216,000
                                            -------------      -------------      -------------      -------------
Loss before income taxes - as adjusted      $  (8,543,000)     $ (52,027,000)     $ (23,025,000)     $(393,936,000)
                                            =============      =============      =============      =============

The adoption of SFAS No.145 will not change reported net income for any period presented.

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

                CCL Historical, Inc. (formerly CoreComm Limited)

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

Note 4.  Asset Impairments

At March 31, 2001, the Company reduced the carrying amount of goodwill related to two of its acquisitions by $167,599,000. In connection with the reevaluation of its business plan and commencement of the process to potentially sell its non-CLEC assets and business announced in April 2001, the Company was required to report all long-lived assets and identifiable intangibles to be disposed of at the lower of carrying amount or estimated fair value less cost to sell. The carrying amount of goodwill related to these acquisitions was eliminated before reducing the carrying amounts of other assets. The estimated fair value of these businesses was determined based on information provided by the investment bank retained for the purpose of conducting this sale.

Note 5.  Investment in ATX Communications

Effective with the completion of the first phase of the ATX Communications recapitalization on December 28, 2001, the Company began accounting for its ownership of approximately 13% of the outstanding shares of ATX Communications using the equity method. The Company consolidated ATX Communications prior to that date. On July 1, 2002 the Company and ATX Communications completed the ATX Communications recapitalization, and as a result the Company has no material assets and is a wholly owned subsidiary of ATX Communications. Upon completion of the ATX Communications recapitalization, the Company began accounting for its ownership of approximately 1% of the outstanding shares of ATX Communications using the cost method.

                CCL Historical, Inc. (formerly CoreComm Limited)

                                   (Unaudited)

Note 5.  Investment in ATX Communications (continued)

Following is the Company's investment in ATX Communications:

          Balance at December 31, 2001                                          $ 3,863,000
          Equity in net loss of ATX Communications for the six month period
            ended June 30, 2002                                                  (3,142,000)
          Exchange of 3,610,624 shares of ATX Communications common stock          (660,000)
                                                                                -----------

          Balance at September 30, 2002                                         $    61,000
                                                                                ===========

Following is the condensed financial information of ATX Communications as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001:

                      Condensed Consolidated Balance Sheets

                                                                 September 30,     December 31,
                                                                     2002               2001
                                                                --------------------------------

          Assets
          Current assets                                        $  60,730,000      $  61,556,000
          Fixed assets, net                                        69,168,000         86,722,000
          Intangible assets, net                                  162,662,000        153,086,000
          Other assets, net                                        12,532,000         15,256,000
                                                                --------------------------------
                                                                $ 305,092,000      $ 316,620,000
                                                                ================================

          Liabilities and shareholders' equity (deficiency)
          Current liabilities                                   $ 156,996,000      $ 145,350,000
          Long-term debt and capital lease obligations            162,837,000        160,487,000
          Shareholders' equity (deficiency)                       (14,741,000)        10,783,000
                                                                --------------------------------
                                                                $ 305,092,000      $ 316,620,000
                                                                ================================

                CCL Historical, Inc. (formerly CoreComm Limited)

                                   (Unaudited)

Note 5.  Investment in ATX Communications (continued)

                 Condensed Consolidated Statements of Operations

                                                     Three Months Ended September 30,       Nine Months Ended September 30,
                                                        2002                 2001              2002                2001
                                                    ----------------------------------------------------------------------
Revenues                                            $  73,422,000      $  74,172,000      $ 222,942,000      $ 220,109,000
Costs and expenses
Operating                                              47,927,000         54,760,000        144,723,000        175,942,000
Selling, general, and administrative                   18,512,000         20,907,000         61,049,000         75,021,000
Corporate                                               1,930,000            944,000          5,244,000          3,854,000
Non-cash expenses                                               -          3,234,000                  -          9,702,000
Recapitalization costs                                    373,000                  -          5,825,000                  -
Other charges                                                   -          3,910,000                  -         37,395,000
Asset impairments                                               -                  -                  -        167,599,000
Depreciation                                            8,895,000         10,972,000         26,916,000         34,551,000
Amortization                                               84,000         20,784,000            251,000         75,390,000
                                                    ----------------------------------------------------------------------
                                                       77,721,000        115,511,000        244,008,000        579,454,000
                                                    ----------------------------------------------------------------------
Operating loss                                         (4,299,000)       (41,339,000)       (21,066,000)      (359,345,000)

Other income (expense)
Interest income and other, net                            115,000            555,000            349,000          1,875,000
Interest expense                                       (4,503,000)        (6,943,000)       (12,143,000)       (18,467,000)
                                                    ----------------------------------------------------------------------
Loss before income taxes and extraordinary item        (8,687,000)       (47,727,000)       (32,860,000)      (375,937,000)
Income tax benefit                                         92,000                  -             92,000             33,000
                                                    ----------------------------------------------------------------------
Loss before extraordinary item                         (8,595,000)       (47,727,000)       (32,768,000)      (375,904,000)
Gain from early extinguishments of debt                         -          2,216,000                  -          2,216,000
                                                    ----------------------------------------------------------------------
Net loss                                            $  (8,595,000)     $ (45,511,000)     $ (32,768,000)     $(373,688,000)
                                                    ======================================================================

Note 6.  Fixed Assets

Fixed assets consist of:

                                            September 30,   December 31,
                                                2002           2001
                                             ------------------------
                                            (Unaudited)

          Computer hardware and software     $ 386,000      $ 386,000
          Other equipment                       10,000         10,000
                                             ------------------------
                                               396,000        396,000
          Accumulated depreciation            (350,000)      (250,000)
                                             ------------------------
                                             $  46,000      $ 146,000
                                             ========================

                CCL Historical, Inc. (formerly CoreComm Limited)

                                   (Unaudited)

Note 7.  Accrued Expenses

Accrued expenses consist of:

                                         September 30,  December 31,
                                              2002         2001
                                            ---------------------
                                          (Unaudited)
          Taxes, including income taxes     $201,000     $205,000
          Interest                           261,000      214,000
                                            ---------------------
                                            $462,000     $419,000
                                            =====================

Note 8.  Long-Term Debt

Long-term debt consists of:

                                                                          September 30,      December 31,
                                                                              2002               2001
                                                                         --------------------------------
                                                                          (Unaudited)

          6% Convertible Subordinated Notes                              $   4,358,000      $ 164,750,000
          Senior Unsecured Notes Due 2023, less unamortized discount
            of $5,122,000 (2002) and $8,805,000 (2001)                     100,557,000         96,874,000
                                                                         --------------------------------
                                                                           104,915,000        261,624,000
          Less current portion                                              (4,358,000)                --
                                                                         --------------------------------
                                                                         $ 100,557,000      $ 261,624,000
                                                                         ================================

The interest payments that were due under the outstanding 6% Convertible Subordinated Notes on April 1 and October 1, 2002 have not been made and the Company is in default under these notes.

In conjunction with the closing of the exchange offers on July 1, 2002, ATX Communications paid approximately $12,000 to exchange an additional $392,000 aggregate principal amount of the 6% Convertible Subordinated Notes for shares of its common stock.

At June 30, 2002, all of the Senior Unsecured Notes Due 2023 and $160,000,000 aggregate principal amount of the 6% Convertible Subordinated Notes were held by ATX Communications. On July 1, 2002 ATX Communications converted its $160,000,000 aggregate principal amount of the 6% Convertible Subordinated Notes into shares of the Company's common stock. ATX Communications continues to hold approximately $105.7 million principal amount of the Company's Senior Unsecured Notes. As a result of the exchange agreement between the Company and ATX Communications, all principal of the Company's Senior Unsecured Notes is due September 29, 2023, allowing for no prepayment, and ATX Communications has waived its right to interest through April 2003.

                CCL Historical, Inc. (formerly CoreComm Limited)

                                   (Unaudited)

Note 9.  Related Party Transactions

The balance due to ATX Communications at September 30, 2002 includes Senior Unsecured Notes Due 2023 interest payable of $3,442,000, net of other amounts due from ATX Communications of $368,000.

Some of the officers and directors of the Company are also officers or directors of NTL Incorporated, referred to as NTL. In April 2001, ATX Communications and the Company as co-obligors issued to NTL $15 million aggregate principal amount of 10.75% Unsecured Convertible PIK Notes Due April 2011. At September 30, 2002, and December 31, 2001, the total amount of the notes outstanding, less the unamortized discount of $337,000, and $367,000, respectively, was $17,154,000 and $15,807,000, respectively.

NTL provided the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consisted of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead, which cannot be specifically allocated to NTL. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the three and nine months ended September 30, 2001, NTL charged the Company $100,000 and $340,000, respectively, which is included in corporate expenses. NTL did not provide any services to the Company during the nine months ended September 30, 2002.

Until August, 2001, the Company provided NTL with access to office space and equipment and the use of supplies. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the three and nine months ended September 30, 2001, the Company charged NTL $233,000 and $340,000 respectively, which reduced corporate expenses.

The Company provided billing and software development services to subsidiaries of NTL. The Company charged an amount in excess of its costs to provide these services. General and administrative expenses were reduced $629,000 and $1,428,000 for the three and nine months ended September 30, 2001, respectively, as a result of these services.

In March 2000, the Company and NTL announced that they had entered into an agreement to link the networks in order to create an international Internet backbone, which commenced operations in February 2001. The Company recognized revenue of $255,000 for the network usage in the nine months ended September 30, 2001.

                CCL Historical, Inc. (formerly CoreComm Limited)

                                   (Unaudited)

Note 10.  Other Charges

Other charges of $3,910,000 and $37,395,000 during the three and nine months ended September 30, 2001, respectively, relate to the Company's announcements in May and July 2001 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These costs were related to the termination of approximately 630 employees, of which, none were employed by the Company as of September 30, 2002.

Note 11.   Non-Cash Expenses

In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2,747,000 shares of the Company's common stock to various employees at an exercise price of $14.55, which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. From April 2000 to September 30, 2001, $19.4 million of the deferred non-cash compensation was charged to expense, including $3.2 and $9.7 million during the three and nine months ended September 30, 2001, respectively. The remaining portion of deferred non-cash compensation was charged to expense between October 1 and December 31, 2001

As of September 30, 2002, there were approximately 20.9 million options outstanding to purchase shares of the Company's common stock, with an average weighted exercise price of $4.80. If such options are exercised, the holder will receive common stock of the Company, which is currently a wholly-owned subsidiary of ATX Communications.

                CCL Historical, Inc. (formerly CoreComm Limited)

                                   (Unaudited)

Note 12. Gain From Extinguishments of Debt

On July 1, 2002, in connection with the ATX Communications recapitalization, the Company recorded an extraordinary gain on early extinguishments of debt of $2,766,000 for the elimination of $7,598,000 in debt and interest obligations, net of $4,832,000 in deferred financing costs and other related assets.

In September 2001, the Company and the holder of a $3,016,000 principal amount 12.75% note payable for equipment agreed to a modification of the note such that the principal amount was reduced to $800,000. The Company recorded an extraordinary gain on the early extinguishments of debt of $2,216,000 for the difference between the $3,016,000 obligations and the $800,000 payment.

Note 13.  Commitments and Contingent Liabilities

Fiberstream, Inc. ("FiberCo"), an indirect, wholly-owned subsidiary of the Company, has an obligation under an agreement with the City of New York (the "City") to pay an annual franchise fee in the amount of the greater of (a) 5% of gross revenue (as defined in the agreement) or (b) $200,000. Estimated quarterly payments begin the earlier of (a) the date that FiberCo completes construction of its initial backbone or (b) November 2002. Additionally, FiberCo has an obligation to provide equipment, cash or services to the City of New York with an aggregate value of not more than $100,000 payable over 15 years. On September 12, 2002, the United States Court of Appeals for the Second Circuit issued a decision in TCG of New York, Inc. v. City of White Plains finding that municipalities cannot impose fees or other requirements on competitive local exchange carriers while exempting the traditional incumbent telephone companies. Fiberco has initiated discussions with the City about terminating the franchise and parties' respective rights and obligations under the Agreement. At present, the parties are in the initial phase of their discussions and Fiberco cannot predict how or when the matter will be resolved.

Prior to completion of the recapitalization the Company purchased goods and services through its operating subsidiaries from a wide variety of vendors under contractual and other arrangements that sometimes gave rise to litigation in the ordinary course of business. Through its operating subsidiaries, the Company also provided goods and to a wide range of customers under arrangements that sometimes gave rise to disputes over payment, performance and other obligations. Some of these disputes, regardless of their merit, could subject the Company to costly litigation and the diversion of its technical and/or management personnel. Additionally, any liability from litigation that is not covered by the Company's insurance or exceeds its coverage could have a material adverse effect on its business, financial condition and/or operating results. Currently, the Company (and/or its subsidiaries) has the following outstanding matters, which, if resolved unfavorably, could have a material adverse effect on the Company's business, financial condition and/or results of operations:

o CoreComm Newco, Inc., an indirect, wholly owned subsidiary of the ATX Communications, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm Newco sought and received an order from an official of the Public Utilities Commission of Ohio barring Ameritech from refusing to process new CoreComm Newco service orders. Ameritech has appealed that order to the PUCO and that appeal is still pending.

                CCL Historical, Inc. (formerly CoreComm Limited)

                                   (Unaudited)

Note 13.  Commitments and Contingent Liabilities (continued)

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

     On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss several of CoreComm Newco's counterclaims. On April 17, 2002, CoreComm Newco filed its opposition to Ameritech's requests for dismissal. On July 25, 2002, the district court issued a decision denying Ameritech's motion to dismiss and upholding CoreComm Newco's right to proceed with its antitrust, breach of contract and misrepresentation claims against all counter-defendants.

     The Company believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14.4 million claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $4.1 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, the Company cannot be certain how or when the matter will be resolved. The Company also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. CoreComm Newco intends to pursue all available remedies and to defend itself vigorously. However, it is impossible at this time to predict the outcome of the litigation.

o On December 3, 2001, General Electric Capital Corp. filed a civil lawsuit in the Circuit Court of Cook County, Illinois against the Company and MegsINet, Inc., an indirect subsidiary of ATX Communications, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint naming ATX Communications as an additional defendant. On June 5, 2002, defendants filed a motion to dismiss and/or stay plaintiff's civil complaint, plaintiffs filed a reply and the court is scheduled to issue a ruling on defendants' motion on or about November 23, 2002.

                CCL Historical, Inc. (formerly CoreComm Limited)

                                   (Unaudited)

Note 13.  Commitments and Contingent Liabilities (continued)

     Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CCL and the Company seeking a court order allowing it to take repossession of its alleged equipment. On September 24, 2002, the Court issued an order granting GECC's request for repossession of the equipment and MegsINet is complying with the Court's order by allowing GECC to take possession of the equipment, which has not and is not expected to have any material impact on ATX Communications' business or operations. The civil action between the parties is currently in the discovery phase. Defendants intend to defend themselves vigorously and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation.

o On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against the Company, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims.

o On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part the Company's petition for review of a decision by a lower administrative authority relating to the Company's alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, the Company has been assessed sales and use tax for the period at issue in the amount of $631,429. On July 8, 2002, the Company filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. The Company believes that it has meritorious defenses and that the assessment should be reduced; however it is not possible to predict how this matter will be resolved.

                CCL Historical, Inc. (formerly CoreComm Limited)

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

                CCL Historical, Inc. (formerly CoreComm Limited)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Liquidity and Capital Resources

On July 1, 2002, the Company and ATX Communications completed the ATX Communications recapitalization, and as a result the Company has no material assets and is a wholly owned subsidiary of ATX Communications. ATX
Communications owns substantially all of the business operations, which we formerly owned indirectly through ATX Communications. However, we remain a party liable under the $156.1 million senior secured credit facility and have no right to withdraw any additional money under that facility. Additionally, we are co-obligors with ATX Communications for its 10.75% Unsecured Convertible PIK Notes due April 2011 of $17,491,000, including accrued PIK interest. In addition, as of September 30, 2002, we had obligations of approximately $106 million of debt securities held by ATX Communications, the $4.36 million principal amount of 6% Convertible Subordinated Notes that are not held by ATX Communications, and other liabilities. In addition, the senior secured credit facility does not allow ATX Communications to pay any dividends or distribute assets to us. We do not contemplate raising any additional financing in the foreseeable future. As a result of these financial conditions, we currently lack the resources to meet our obligations as they become due.

Our auditors included a going concern explanatory paragraph in their audit report for the year ended December 31, 2001, which states that our liquidity conditions raise substantial doubt about our ability to continue as a going concern.

We have surrendered to ATX Communications all of the shares of ATX Communications common stock we held at the completion of the exchange offers, excluding 332,624 shares, of which 39,678 shares are reserved for holders of the 6% Convertible Subordinated Notes who did not participate in the exchange offer and 292,946 shares are reserved for holders of the Company's warrants. Therefore, we own little or no material assets, since ATX Communications common stock was our only material asset. In exchange for surrendering such shares of common stock, ATX Communications and us have agreed to waivers and amendments to delay us from having to make payments with respect to these securities through April 2003.

In connection with the ATX Communications recapitalization, on July 1, 2002, ATX Communications converted all of our 6% Convertible Subordinated Notes due 2006 that it owned, all of the shares of our Series A and B preferred stock that it owned and 3,457,000 of accrued due from us into 345,477,000 shares of our common stock. All of the our shares were tendered in the tender offer, and subsequently, all of the shares received by ATX Communications in the exchange offer were cancelled. ATX Communications continues to hold approximately $105.7 million principal amount of our Senior Unsecured Notes.

Our shareholders and noteholders, who exchanged their shares and notes, respectively, received shares of ATX Communications and no longer hold our securities.

                CCL Historical, Inc. (formerly CoreComm Limited)

We lack the resources to meet the obligations of the remaining $4.36 million in principal amount of 6% Convertible Subordinated Notes that are not currently held by ATX Communications. We did not pay any interest that was due on the 6% Convertible Subordinated Notes on October 1, 2001 until December 2001 at which time we paid such interest to the parties that entered into public note agreements in connection with the first phase of the ATX Communications recapitalization. On March 28, 2002, the October 1, 2001 interest payment, together with interest accrued thereon, was paid on the $4.75 million in principal amount of 6% Convertible Subordinated Notes that did not receive the October 1, 2001 interest payment in December 2001. The April 1 and October 1, 2002 interest payments on the 6% Convertible Subordinated Notes have not yet been paid and we are in default under those notes. On July 1, 2002, ATX Communications paid approximately $12,000 to exchange an additional $392,000 aggregate principal amount of the 6% Convertible Subordinated Notes for shares of its common stock.

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

The following table includes aggregate information about our contractual obligations as of September 30, 2002 and the periods in which payments are due:

                                                                     Payments Due by Period
Contractual                                               Less than 1             1-3              4-5       After 5
Obligations                         Total                     Year               Years            Years       Years
-----------------------------------------------------------------------------------------------------------------------
                                                      (in thousands)

Long-Term Debt (1)                 $110,037                   $4,358               -               -        $105,679

Capital Lease
   Obligations                       None                      -                   -               -               -

Operating Leases                     None                      -                   -               -               -

Unconditional
   Purchase                          None                      -                   -               -               -
Obligations

Other Long-Term
   Obligations                       None                      -                   -               -               -

                                   ------------------------------------------------------------------------------------
Total Contractual
   Cash Obligations                 $110,037                  $ 4,358              -               -        $105,679
                                   ====================================================================================

                CCL Historical, Inc. (formerly CoreComm Limited)

The following table includes aggregate information about our commercial commitments as of September 30, 2002. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the condensed consolidated balance sheet.

                                                                            Amount of Commitment
                                                                           Expiration Per Period

    Other Commercial        Total Amounts         Less than 1            1 - 3               4 - 5              Over 5
       Commitments            Committed              year                years               years              years
--------------------------------------------------------------------------------------------------------------------------
                                                  (in thousands)
Guarantees (2)               $173,591                $   -              $23,400             $93,600            $56,591
Lines of Credit                  None                    -                    -                   -                  -

Standby Letters of
Credit                            785                  785                    -                   -                  -

Standby Repurchase
Obligations                      None                    -                    -                   -                  -

Other Commercial
Commitments (3)                  None                    -                    -                   -                  -
                           ------------------------------------------------------------------------------------------------
Total Commercial
Commitments                   $174,376               $ 785              $23,400             $93,600            $56,591
                           ================================================================================================


(1) Principal amount at July 1, 2002 of $4,358,000 million 6% Convertible Subordinated Note is current due to a default on interest payment consistent with debt agreement and $105,679,000 principal amount of Senior Unsecured Notes due September 29, 2023.
(2) Guarantees include ATX Communications' senior secured credit facility of $156,100,000, which is unconditionally guaranteed by us and ATX Communications, and ATX Communications' 10.75% Unsecured Convertible PIK Notes due April 2011 of $17,491,000 including accrued PIK interest for which ATX Communications and us are co-obligors.
(3)  Fiberstream Inc.'s obligations to the City of New York have been excluded.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2002, cash provided by operating activities was $358,000, which consisted primarily of proceeds received from a note receivable on behalf of ATX Communications. We have limited operations and do not expect to generate any significant cash from operations in the future.

For the nine months ended September 30, 2002, we did not have any cash flow from investing activities. Our operations did not require any capital expenditures during the nine months ended September 30, 2002. No significant capital expenditures are anticipated in the future.

For the nine months ended September 30, 2002, we did not have any cash flow from financing activities. We do not contemplate raising any additional financing in the foreseeable future.

For the nine months ended September 30, 2001 we had a cash flow deficit of $2,789,000, excluding ATX Communications' cash flow.

                CCL Historical, Inc. (formerly CoreComm Limited)

Results of Operations

The first phase of the ATX Communications recapitalization was completed on December 28, 2001. As a result of the completion of the first phase of the ATX Communications recapitalization, our only material asset was our ownership of approximately 13% of the outstanding capital stock of ATX Communications. On July 1, 2002 the Company and ATX Communications completed the ATX Communications recapitalization, and as a result the Company has no material assets and is a wholly owned subsidiary of ATX Communications. Our operating results for the nine months ended September 30, 2001 include the operations of ATX Communications. For the six months ended June 30, 2002, we accounted for all of ATX Communications operations using the equity method. Upon completion of the ATX Communications recapitalization, we began accounting for our remaining ownership of approximately 1% of the outstanding shares of ATX Communications using the cost method. We do not have any significant operations of our own.

Three Months Ended September 30, 2002 and 2001

The following table includes the condensed consolidated statement of operations for the three months ended September 30, 2001 for ATX Communications and Subsidiaries as reported in their quarterly financial statements, CCL with the operations of ATX Communications deconsolidated and CCL and Subsidiaries as reported in our quarterly financial statements.


                                                        ATX Communications     CCL without ATX            CCL and
                                                         and Subsidiaries       Communications          Subsidiaries
                                                       ---------------------------------------------------------------

     Revenues                                              $   74,172,000      $       135,000       $     74,307,000

     Costs and expenses
     Operating                                                 54,760,000                   -              54,760,000
     Selling, general and administrative                       20,907,000              (28,000)            20,879,000
     Corporate                                                    944,000              250,000              1,194,000
     Non-cash compensation                                      3,234,000                   -               3,234,000
     Other charges                                              3,910,000                   -               3,910,000
     Depreciation                                              10,972,000              34,000              11,006,000
     Amortization                                              20,784,000                   -              20,784,000
                                                       ---------------------------------------------------------------
                                                              115,511,000              256,000            115,767,000
                                                       ---------------------------------------------------------------
     Operating loss                                          (41,339,000)             (121,000)           (41,460,000)

     Other income (expense)
     Interest income and other, net                               555,000               15,000                570,000
     Interest expense                                          (6,943,000)          (6,410,000)           (13,353,000)
                                                       ---------------------------------------------------------------
     Loss before income taxes and extraordinary item
                                                              (47,727,000)          (6,516,000)           (54,243,000)
     Income tax benefit                                               -                 82,000                 82,000
                                                       ---------------------------------------------------------------
     Net loss before extraordinary item                       (47,727,000)          (6,434,000)           (54,161,000)
     Gain from early extinguishments of debt                    2,216,000                    -               2,216,000
                                                       ---------------------------------------------------------------
     Net loss                                             $   (45,511,000)      $   (6,434,000)      $    (51,945,000)
                                                       ===============================================================

                CCL Historical, Inc. (formerly CoreComm Limited)

As the previous table indicates, the changes between our results for the three months ended September 30, 2002 and 2001 primarily relate to the deconsolidation of ATX Communications operations on December 28, 2001. All other significant changes between our operating results for the three months ended September 30, 2002 and our operating results (excluding ATX Communications operations) for the three months ended September 30, 2001 are discussed herein.

One of our subsidiaries provides information technology consulting and billing services to an unaffiliated wireless company. Revenues increased to $139,000 from $135,000 as a result of an increase in these services during the three months ended September 30, 2002.

Selling, general and administrative expenses increased to $70,000 from ($28,000) primarily as a result of a reduction of certain accrued legal liabilities during the three months ended September 30, 2001.

Corporate expenses included the costs of our officers and corporate staff, the costs of operating the corporate office and costs incurred for strategic planning and evaluation of business opportunities. In 2002, ATX Communications incurs all corporate expenses other than those directly related to us. We did not incur any corporate expenses during the three months ended September 30, 2002.

Interest income and other, net, decreased to $5,000 from $15,000, primarily as a result of declining cash balances.

In connection with the second phase of the ATX Communications recapitalization, the conversion price of the 6% Convertible Subordinated Notes held by ATX Communications was reduced from $27.39 to $0.75 per share of CCL common stock. As a result, we recorded a non-cash charge of $8,300,000.

Interest expense of $3,050,000 and $6,410,000 for the three months ended September 30, 2002 and 2001, respectively, was related to interest accrued on our 6% Convertible Subordinated Notes and our Senior Unsecured Notes Due 2003.

The income tax benefit of $92,000 and $82,000 for the three months ended September 30, 2002 and 2001, respectively, was for state and local income tax refunds.

On July 1, 2002, in connection with the ATX Communications recapitalization, we recorded an extraordinary gain on early extinguishments of debt of $2,766,000 for the elimination of $7,598,000 in debt and interest obligations net of $4,832,000 in deferred financing costs and other related assets.

                CCL Historical, Inc. (formerly CoreComm Limited)

Nine Months Ended September 30, 2002 and 2001

The following table includes the condensed consolidated statement of operations for the nine months ended September 30, 2001 for ATX Communications and Subsidiaries as reported in their quarterly financial statements, CCL with the operations of ATX Communications deconsolidated and CCL and Subsidiaries as reported in our quarterly financial statements.

                                                  ATX Communications     CCL without ATX             CCL and
                                                   and Subsidiaries       Communications          Subsidiaries
                                                 ----------------------------------------------------------------

      Revenues                                      $   220,109,000         $    378,000         $   220,487,000

      Costs and expenses
      Operating                                         175,942,000                   -              175,942,000
      Selling, general and administrative                75,021,000              826,000              75,847,000
      Corporate                                           3,854,000            2,860,000               6,714,000
      Non-cash compensation                               9,702,000                   -                9,702,000
      Other charges                                      37,395,000                   -               37,395,000
      Asset impairments                                 167,599,000                   -              167,599,000
      Depreciation                                       34,551,000              101,000              34,652,000
      Amortization                                       75,390,000                2,000              75,392,000
                                                 ----------------------------------------------------------------
                                                        579,454,000            3,789,000             583,243,000
                                                 ----------------------------------------------------------------
      Operating loss                                   (359,345,000)          (3,411,000)           (362,756,000)

      Other income (expense)
      Interest income and other, net                      1,875,000              151,000               2,026,000
      Interest expense                                  (18,467,000)         (16,955,000)            (35,422,000)
                                                 ----------------------------------------------------------------
      Loss before income taxes and                     (375,937,000)         (20,215,000)           (396,152,000)
         extraordinary item
      Income tax benefit                                     33,000              201,000                 234,000
                                                 ----------------------------------------------------------------
      Loss before extraordinary item                   (375,904,000)         (20,014,000)           (395,918,000)
      Gain from extinguishments of dept                   2,216,000                    -               2,216,000
                                                 ----------------------------------------------------------------
      Net loss                                      $  (373,688,000)     $   (20,014,000)        $  (393,702,000)
                                                 ================================================================

As the table above indicates, the changes between our results of operations for the nine months ended September 30, 2002 and 2001 primarily relate to the deconsolidation of ATX Communications operations on December 28, 2001. All other significant changes between our operating results for the nine months ended September 30, 2002 and our operating results (excluding ATX Communications operations) for the nine months ended September 30, 2001 are discussed herein.

One of our subsidiaries provides information technology consulting and billing services to an unaffiliated wireless company. Revenues increased to $390,000 from $378,000 as a result of an increase in these services during the nine months ended September 30, 2002.

Selling, general and administrative expenses decreased to $291,000 from $826,000 primarily due to the elimination of costs associated with the reduction of Fiberstream's operations as a result of the modifications to our business plan in April 2001. During the nine months ended September 30, 2002 and 2001, selling, general and administrative expenses included $28,000 and $447,000 respectively, from Fiberstream.

                CCL Historical, Inc. (formerly CoreComm Limited)

Corporate expenses included the costs of our officers and corporate staff, the costs of operating the corporate office and costs incurred for strategic planning and evaluation of business opportunities. In 2002, ATX Communications incurs all corporate expenses other than those directly related to us. We did not incur any corporate expenses during the nine months ended September 30, 2002. During the nine months ended September 30, 2001, a significant portion of our corporate expense of $2,860,000 was due to our financing related activities.

Interest income and other, net, decreased to $24,000 from $151,000 as a result of declining cash balances.

In connection with the second phase of the ATX Communications recapitalization, the conversion price of the 6% Convertible Subordinated Notes held by ATX Communications was reduced from $27.39 to $0.75 per share of CCL common stock. As a result, we recorded a non-cash compensation expense of $8,300,000.

Interest expense of $14,372,000 and $16,955,000 for the nine months ended September 30, 2002 and 2001, respectively, was related to interest accrued on our 6% Convertible Subordinated Notes and our Senior Unsecured Notes Due 2003.

The income tax benefit of $92,000 and $201,000 for the nine months ended September 30, 2002 and 2001, respectively, was for state and local income tax refunds.

On July 1, 2002, in connection with the ATX Communications recapitalization, we recorded an extraordinary gain on early extinguishments of debt of $2,766,000 for the elimination of $7,598,000 in debt and interest obligations net of $4,832,000 in deferred financing costs and other related assets.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for the Company on January 1, 2003. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this standard will require the Company to reclassify its gain from extinguishment of debt from extraordinary to continuing operations.

The following table shows the Company's loss before income taxes upon adoption of SFAS No. 145:

                                                    Three Months Ended                    Nine Months Ended
                                                      September 30,                          September 30,
                                                 2002               2001               2002               2001
                                            ----------------------------------------------------------------------

Loss before income taxes - as reported      $ (11,309,000)     $ (54,243,000)     $ (25,791,000)     $(396,152,000)
Gain from early extinguishments of debt         2,766,000          2,216,000          2,766,000          2,216,000
                                            ----------------------------------------------------------------------
Loss before income taxes - as adjusted      $  (8,543,000)     $ (52,027,000)     $ (23,025,000)     $(393,936,000)
                                            ======================================================================

The adoption of SFAS No.145 will not change reported net income for any period presented.

                CCL Historical, Inc. (formerly CoreComm Limited)

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

                CCL Historical, Inc. (formerly CoreComm Limited)

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein, specifically excluding references to the exchange offers, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. All references in this Safe Harbor legend to the Company shall be deemed to include CCL and its subsidiaries and affiliates. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: the Company's ability to continue as a going concern; the Company's ability to obtain trade credit shipments and terms with vendors and service providers for current orders; the Company's ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company's liquidity or results of operations; adverse developments in commercial disputes or legal proceedings; the Company's ability to fund and execute its business plan; the Company's ability to attract, retain and compensate key executives and employees; the Company's ability to attract and retain customers; general economic and business conditions; industry trends; technological developments; the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of restructuring and integration actions; the impact of new business opportunities requiring significant up-front investment; interest rate fluctuations; and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

                CCL Historical, Inc. (formerly CoreComm Limited)

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

                            Interest Rate Sensitivity
                            As of September 30, 2002
                      Principal Amount by Expected Maturity
                              Average Interest Rate


                         For the
                          Three
                          Months
                          Ending                   For the Years Ending December 31,                               Fair Value
                       December 31,   ---------------------------------------------------------------              -----------
                            2002         2003         2004         2005         2006       Thereafter     Total       9/30/02
                        ------------------------------------------------------------------------------------------------------

Long-term debt,
  including current
  Portion

Fixed rate (1)             $ 4,358    $      -     $      -       $     -      $     -     $  105,679    $ 110,037     $12,377
Average interest rate        6.00%


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

                CCL Historical, Inc. (formerly CoreComm Limited)

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls - Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                CCL Historical, Inc. (formerly CoreComm Limited)

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Prior to completion of the recapitalization the Company purchased goods and services through its operating subsidiaries from a wide variety of vendors under contractual and other arrangements that sometimes gave rise to litigation in the ordinary course of business. Through its operating subsidiaries, the Company also provided goods and to a wide range of customers under arrangements that sometimes gave rise to disputes over payment, performance and other obligations. Some of these disputes, regardless of their merit, could subject the Company to costly litigation and the diversion of its technical and/or management personnel. Additionally, any liability from litigation that is not covered by the Company's insurance or exceeds its coverage could have a material adverse effect on its business, financial condition and/or operating results. Currently, the Company (and/or its subsidiaries) has the following outstanding matters, which, if resolved unfavorably, could have a material adverse effect on the Company's business, financial condition and/or results of operations:

o CoreComm Newco, Inc., an indirect, wholly owned subsidiary of the ATX Communications, is currently in litigation with Ameritech Ohio, a supplier from whom it purchases telecommunications products and services, over the adequacy of Ameritech's performance under a 1998 contract between CoreComm Newco and Ameritech, and related issues. This litigation began in June 2001 when Ameritech threatened to stop processing new orders following CoreComm Newco's exercise of its right under the contract to withhold payments for Ameritech's performance failures. In response to this threat, CoreComm Newco sought and received an order from an official of the Public Utilities Commission of Ohio barring Ameritech from refusing to process new CoreComm Newco service orders. Ameritech has appealed that order to the PUCO and that appeal is still pending.

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

     On December 26, 2001, CoreComm Newco filed its answer to Ameritech's amended complaint and simultaneously filed three counterclaims against Ameritech and some of its affiliates, alleging breach of contract, antitrust violations, and fraudulent or negligent misrepresentation. In lieu of filing an answer to CoreComm Newco's counterclaims, Ameritech filed a series of motions on March 25, 2002, asking the Court to dismiss several of CoreComm Newco's counterclaims. On April 17, 2002, CoreComm Newco filed its opposition to Ameritech's requests for dismissal. On July 25, 2002, the district court issued a decision denying Ameritech's motion to dismiss and upholding CoreComm Newco's right to proceed with its antitrust, breach of contract and misrepresentation claims against all counter-defendants.

                CCL Historical, Inc. (formerly CoreComm Limited)

     The Company believes that CoreComm Newco has meritorious defenses to Ameritech's amended complaint, and that the amount currently in dispute is substantially less than the $14.4 million claimed in Ameritech's amended complaint. For example, the figure specified in Ameritech's complaint does not account for (a) more than $4.1 million in refunds that Ameritech contends it has already credited to CoreComm Newco's accounts since the filing its complaint, and (b) payments that were made by CoreComm Newco in the ordinary course after the time of Ameritech's submission. However, the Company cannot be certain how or when the matter will be resolved. The Company also believes that, to the extent Ameritech prevails with respect to any of its claims, Ameritech's award may be offset in whole or in part by amounts that CoreComm Newco is seeking to obtain from Ameritech under its counterclaims. CoreComm Newco intends to pursue all available remedies and to defend itself vigorously. However, it is impossible at this time to predict the outcome of the litigation.

o On December 3, 2001, General Electric Capital Corp. filed a civil lawsuit in the Circuit Court of Cook County, Illinois against the Company and MegsINet, Inc., an indirect subsidiary of ATX Communications, seeking approximately $8 million in allegedly past due amounts and the return of equipment under a capital equipment lease agreement between Ascend and MegsINet. GECC is seeking all amounts allegedly owed under the lease as well as repossession of the equipment. On February 19, 2002, the defendants filed a motion to dismiss several of GECC's claims. In response, GECC withdrew its original complaint and on May 1, 2002 filed an amended complaint naming ATX Communications as an additional defendant. On June 5, 2002, defendants filed a motion to dismiss and/or stay plaintiff's civil complaint, plaintiffs filed a reply and the court is scheduled to issue a ruling on defendants' motion on or about November 23, 2002.

     Concurrently, on April 12, 2002, GECC filed a second complaint in the Circuit Court of Cook County, Illinois against MegsINet, CCL and the Company seeking a court order allowing it to take repossession of its alleged equipment. On September 24, 2002, the Court issued an order granting GECC's request for repossession of the equipment and MegsINet is complying with the Court's order by allowing GECC to take possession of the equipment, which has not and is not expected to have any material impact on ATX Communications' business or operations. The civil action between the parties is currently in the discovery phase. Defendants intend to defend themselves vigorously and to pursue all available claims and defenses. However, it is impossible at this time to predict the outcome of the litigation.

o On May 25, 2001, KMC Telecom, Inc. and some of its operating subsidiaries filed an action in the Supreme Court of New York for New York County against the Company, Cellular Communications of Puerto Rico, Inc., CoreComm New York, Inc. and MegsINet. On that same date, KMC filed the same cause of action in the Circuit Court of Cook County, IL. Upon defendant's Motion to Stay the New York action, KMC voluntarily dismissed the Illinois litigation and the matter is currently proceeding in New York. KMC contends that it is owed approximately $2 million, primarily in respect of alleged early termination liabilities, under a services agreement and a co-location agreement with MegsINet. The defendants have denied KMC's claims and have asserted that the contracts at issue were signed without proper authorization, that KMC failed to perform under the alleged contracts, and that the termination penalties are not enforceable. The defendants have served discovery and intend to defend themselves in coordination with one of their insurance carriers. On March 27, 2002, certain of the defendants initiated litigation against several former principals of MegsINet seeking indemnification and contribution against KMC's claims.

                CCL Historical, Inc. (formerly CoreComm Limited)

o On June 7, 2002, the Board of Revenue and Finance of the Commonwealth of Pennsylvania issued an order granting in part and denying in part the Company's petition for review of a decision by a lower administrative authority relating to the Company's alleged liability for sales and use tax for the period September 1, 1997 through July 31, 2000. Pursuant to the June 7 order, the Company has been assessed sales and use tax for the period at issue in the amount of $631,429. On July 8, 2002, the Company filed a petition for review of the board's order in the Commonwealth Court of Pennsylvania seeking a further reduction of the assessment. The Company believes that it has meritorious defenses and that the assessment should be reduced; however it is not possible to predict how this matter will be resolved.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On July 1, 2002, $392,000 principal amount of the 6% Convertible Subordinated Notes were exchanged for 3,569 shares of ATX Communications common stock and a cash payment of approximately $12,000 representing the past-due interest payment that was due on the notes on April 1, 2002. The April 1 and October 1, 2002 interest payments on the outstanding 6% Convertible Subordinated Notes have not been paid and CCL is in default under the these notes.

                CCL Historical, Inc. (formerly CoreComm Limited)

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          During the quarter ended September 30, 2002, CCL filed the following reports on Form 8-K:

          (i) Report dated July 1, 2002, reporting under Item 5, Other Events, that CCL has completed its two-phase recapitalization plan announced October 31, 2001 and as a result, CoreComm Holdco, Inc., a Delaware corporation and former wholly-owned subsidiary of CCL, has become the parent company and sole stockholder of CCL.

No financial statements were filed with these reports.

                CCL Historical, Inc. (formerly CoreComm Limited)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CCL HISTORICAL, INC.



Date: November 14, 2002       By: /s/ Michael A. Peterson
                                  -------------------------
                                  Michael A. Peterson
                                  Executive Vice President,
                                  Chief Operating Officer and
                                  Chief Financial Officer



Date: November 14, 2002       By: /s/ Neil Peritz
                                  --------------------------
                                  Neil Peritz
                                  Senior Vice President-Controller and Treasurer (Principal Accounting Officer)

                CCL Historical, Inc. (formerly CoreComm Limited)


        Certification of Principal Executive Officer required by SEC Rule
          13a-14 (17 CFR 240.13a-14) or Rule 15d-14 (17 CFR 240.15d-14)

I, Thomas J. Gravina, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CCL Historical, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                CCL Historical, Inc. (formerly CoreComm Limited)

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                  By: /s/ Thomas J. Gravina
                                             -------------------------
                                             Thomas J. Gravina
                                             President - Chief Executive Officer

                CCL Historical, Inc. (formerly CoreComm Limited)

        Certification of Principal Financial Officer required by SEC Rule
          13a-14 (17 CFR 240.13a-14) or Rule 15d-14 (17 CFR 240.15d-14)


I, Michael A. Peterson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CCL Historical, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                CCL Historical, Inc. (formerly CoreComm Limited)

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002                    By: /s/ Michael A. Peterson
                                                  -------------------------
                                                  Michael A. Peterson
                                                  Executive Vice President -
                                                  Chief Operating Officer and
                                                  Chief Financial Officer